Form 10-Q
period 2021-06-30
two
filed 2021-08-16
CIK 1843988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
12b-2
of the Exchange Act).
Yes
  ☒    No  ☐
As of August
16
, 2021, 22,066,250 Class A ordinary shares, par value $0.0001 per share, and 5,359,375 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

TWO
Form
10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (Unaudited)	1
	Unaudited Condensed Balance Sheet as of June 30, 2021	1
	Unaudited Condensed Statements of Operations for the Three Months Ended June 30, 2021 and for the Period from January 15, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the Three Months Ended June 30, 2021 Period from January 15, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the Period from January 15, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	22
Item 6.	Exhibits	22

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
TWO
UNAUDITED CONDENSED BALANCE SHEET
JUNE 30, 2021

Assets
Current assets:

Cash	$1,190,134
Prepaid expenses	584,637

Total current assets	1,774,771
Investments held in Trust Account	214,376,952

Total Assets	$216,151,723

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$66,123
Accrued expenses	116,787

Total current liabilities	182,910
Deferred underwriting commissions	7,503,125

Total liabilities	7,686,035

Commitments and Contingencies

Class A ordinary shares; 20,346,568 shares subject to possible redemption at $10.00 per share	203,465,680

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 1,719,682 shares issued and outstanding (excluding 20,346,568 shares subject to possible redemption)	172
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,359,375 shares issued and outstanding	536
Additional paid-in capital	5,354,415

Accumulated deficit	(355,115)

Total shareholders’ equity	5,000,008

Total Liabilities and Shareholders’ Equity	$216,151,723

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30, 2021	For The Period From January 15, 2021 (Inception) through June 30, 2021

General and administrative expenses	$239,161	$327,067
Administrative expenses - related party	30,000	30,000

Loss from operations	(269,161)	(357,067)
Income from investments held in Trust Account	1,952	1,952

Net loss	$(267,209)	$(355,115)

Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	21,247,940	21,247,940

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00	$0.00

Basic and diluted weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	5,936,944	5,529,577

Basic and diluted net loss per share, Class A and Class B non-redeemable ordinary shares	$(0.05)	$0.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended June 30, 2021 and for the Period from January 15, 2021 (inception) Through June 30, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(87,906)	(87,906)

Balance - March 31, 2021 (unaudited)	—	—	5,750,000	575	24,425	(87,906)	(62,906)
Sale of Class A shares in initial public offering, gross	21,437,500	2,144	—	—	214,372,856	—	214,375,000
Offering costs, net of reimbursement from underwriter	—	—	—	—	(11,866,697)	—	(11,866,697)
Sale of Class A private placement shares to Sponsor in private placement	628,750	63	—	—	6,287,437	—	6,287,500
Forfeiture of Class B ordinary shares	—	—	(390,625)	(39)	39	—	—
Class A s hares subject to possible redemption	(20,346,568)	(2,035)	—	—	(203,463,645)	—	(203,465,680)
Net loss	—	—	—	—	—	(267,209)	(267,209)

Balance - June 30, 2021 (unaudited)	1,719,682	$172	5,359,375	$536	$5,354,415	$(355,115)	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For the Period from January 15, 2021 (inception) Through June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(355,115)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
Income from investments held in Trust Account	(1,952)
Changes in operating assets and liabilities:
Prepaid expenses	(584,637)
Accounts payable	66,123
Accrued expenses	31,787

Net cash used in operating activities	(818,794)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(214,375,000)

Net cash used in investing activities	(214,375,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(80,693)
Proceeds received from initial public offering, gross	214,375,000
Proceeds received from private placement	6,287,500
Offering costs paid, net of reimbursement from underwriter	(4,197,879)

Net cash provided by financing activities	216,383,928

Net change in cash	1,190,134

Cash - beginning of the period	—

Cash - end of the period	$1,190,134

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued expenses	$85,000

Payment of offering costs through note payable	$80,693

Deferred underwriting commissions in connection with the initial public offering	$7,503,125

Initial value of Class A ordinary shares subject to possible redemption	$203,737,230

Change in initial value of Class A ordinary shares subject to possible redemption	$(271,550)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 — Description of Organization, Business Operations and Basis of Presentation
two (the “Company”) was incorporated as a Cayman Islands exempted company on January 15, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form income from investments in th
e
 Trust Account derived from the proceeds of the Initial Public Offering.
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

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares have been classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to an Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4), Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public
information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.
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

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Sponsor, officers and directors agreed to waive their liquidation rights with respect to the Founder Shares and any Private Placement Shares they hold if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive their rights to its deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, e
x
ecute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources
As of June 30, 2021, the Company had $1.2 million in its operating bank account, and working capital of approximately $1.6 million.
The Company’s liquidity needs to date have been satisfied through $25,000 paid by the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $81,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.5 million (net of a required reimbursement from the underwriter). The Company repaid the Note in full on April 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.
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
Note 2 — Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended June 30, 2021 or the period from January 15, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021.

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of c
a
sh accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage limit of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheet.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Offering Costs Associated with the Initial Public Offering
Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 20,346,568 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.
Income Taxes
The Company follows accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Net Income (Loss) Per Ordinary Share
The Company’s
unaudited
condensed statements of operations include a presentation of net income (loss) per share for Class A redeemable ordinary shares subject to possible redemption in a manner similar to the two-class
method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A redeemable ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class A and Class B non-redeemable
ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable
ordinary shares outstanding for the periods. Class A and Class B non-redeemable
ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.
At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For The Three Months Ended June 30, 2021	For The Period From January 15, 2021 (Inception) through June 30, 2021
Class A redeemable ordinary share
Numerator: Income allocable to Class A redeemable ordinary shares
Income from investments held in Trust Account	$1,952	$1,952
Less: Company’s portion available to be withdrawn to pay taxes	—	—

Net income attributable to Class A redeemable ordinary shares	$1,952	$1,952

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Denominator: Weighted average Class A redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Class A redeemable ordinary share	21,247,940	21,247,940

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00	$0.00

Class A and Class B non-redeemable ordinary shares
Numerator: Net income (loss) minus net income allocable to Class A redeemable ordinary shares
Net income (loss)	$(267,209)	$(355,115)
Net income allocable to Class A redeemable ordinary shares	1,952	1,952

Net income (loss) attributable to Class A and Class B non-redeemable ordinary shares	$(269,161)	$(357,067)

Denominator: Weighted average Class A and Class B non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	5,936,944	5,529,577

Basic and diluted net income (loss) per share, Class A and Cl a ss B non-redeemable ordinary shares	$(0.05)	$(0.06)

Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1
5
, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed

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
Note 4 — Related Party Transactions
Founder Shares
On January 21, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover expenses in consideration for 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). Up to 750,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 8, 2021, the Sponsor transferred 25,000 Founder Shares to each of Michelle Gill, Ryan Petersen

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
and Laura de Petra, and 30,000 Founder Shares to Pierre Lamond. Such shares will not be subject to forfeiture in the event the underwriter’s over-allotment is not exercised. The underwriters partially exercised their over-allotment option on April 13, 2021 and on April 19, 2021, the Sponsor surrendered 390,625 Class B ordinary shares for no consideration resulting in 5,359,375 Class B ordinary
shares issued and outstanding with no shares subject to forfeiture.
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
Private Placement Shares
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placem
e
nt of 600,000 Private Placement Shares, at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $6.0 million. If the over-allotment option was exercised, the Sponsor could have purchased an additional amount of up to 60,000 Private Placement Shares at a price of $10.00 per share. A portion of the proceeds from the Private Placement Shares was added to the proceeds from the Initial Public Offering held in the Trust Account. Simultaneously with the closing of the Over-Allotment on April 13, 2021, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 28,750 Private Placement Shares by the Sponsor, generating gross proceeds to the Company of $287,500.
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination.
Sponsor Loan
On January 21, 2021, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $81,000 under the Note and repaid the Note in full on April 5, 2021.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement shares at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
On March 29, 2021, the Company entered into an agreement with the Sponsor pursuant to which, commencing on the date the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended June 30, 2021 and for the period from January 15, 2021 (inception) through June 30, 2021, the Company incurred $30,000 in expenses for these services, which is included in administrative expenses – related party on the accompanying unaudited condensed statements of operations. No amount was due as of June 30, 2021.

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Commitments and Contingencies
Registration Rights
The holders of Founder Shares, Private Placement Shares, and Class A ordinary shares that may be issued upon conversion of Working Capital Loans were entitled to registration rights pursuant to a registration rights agreement signed upon consummation of the Initial Public Offering. These holders were entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in c
o
nnection with the filing of any such registration statements.
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
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this unaudited condensed financial statement. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.
Note 6 — Shareholders’ Equity
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were 22,066,250

Class A ordinary shares issued and outstanding, including
20,346,568
Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
— The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On January 21, 2021, 5,750,000 Class B ordinary shares were issued to the Company’s Sponsor. Of the 5,750,000 Class B ordinary shares, an aggregate of up to 750,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares) after the Initial Public Offering. The underwriters partially exercised their over-allotment option on April 13, 2021, 390,625 Class B ordinary shares were surrendered for no consideration resulting in 5,359,375 Class B ordin
ary
 shares issued and outstanding with no shares subject to forfeiture.

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 7 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account: Money Market Funds	$214,376,952	—	—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the six months ended June 30, 2021.
Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Note 8 — Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed financial statements were issued, require potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

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
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $1.2 million in cash and working capital of approximately $1.6 million.
Our liquidity needs to date have been satisfied through $25,000 paid by the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $81,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.5 million (net of a required reimbursement from the underwriter). We repaid the Note in full on April 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.
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
Results of Operations
Our entire activity since inception up to June 30, 2021 was for our formation and the Initial Public Offering, and subsequent to the Initial Public Offering, the search for a target for its initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2021, we had a net loss of approximately $267,000, which consisted of approximately $239,000 in general and administrative expenses, $30,000 in administrative expenses – related party, partially offset by approximately $2,000 in income from investments held in Trust Account.

For the period from January 15, 2021 (inception) through June 30, 2021, we had a net loss of approximately $355,000, which consisted of approximately $327,000 in general and administrative expenses, $30,000 in administrative expenses – related party, partially offset by approximately $2,000 in income from investments held in Trust Account.
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
The underwriters partially exercised their over-allotment option on April 13, 2021 and on April 19, 390,625 Class B ordinary shares were surrendered for no consideration resulting in 5,359,375 Class B ordinary shares issued and outstanding with no shares subject to forfeiture.
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
Sponsor Loan
On January 21, 2021, the Sponsor agreed to loan us up to $300,000 pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering. We borrowed approximately $81,000 under the Note and repaid the Note in full on April 5, 2021.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement shares at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, we had no borrowings under the Working Capital Loans.
Administrative Support Agreement
On March 29, 2021, we entered into an agreement with the Sponsor pursuant to which, commencing on the date our securities were first listed on the New York Stock Exchange, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. During the three months ended June 30, 2021 and the period from January 15, 2021 (inception) through June 30, 2021, we incurred $30,000 in expenses for these services, which is included in administrative expenses – related party on the accompanying unaudited condensed statements of operations. No amount was due as of June 30, 2021.
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
Investments Held in the Trust Account
Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering in April 2021.
Net Loss Per Ordinary Share
Our condensed statements of operations include a presentation of net income (loss) per share for Class A redeemable ordinary shares subject to possible redemption in a manner similar to the two-class
method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the income from the Trust Account, less interest available to be withdrawn for the payment of taxes, if any, by the weighted average number of Class A redeemable ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class A and Class B non-redeemable
ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable
ordinary shares outstanding for the periods. Class A and Class B non-redeemable
ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.
At June 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of our Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Recent Accounting Pronouncements
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
Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

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

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: August 16, 2021	two

	By:	/s/ Kevin Hartz
	Name:	Kevin Hartz
	Title:	Co-Chief Executive Officer