Form 10-Q
period 2021-09-30
two
filed 2021-11-15
CIK 1843988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

two
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40292	98-1577238
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

16 Funston Avenue , Suite A The Presidio of San Francisco San Francisco, California		94129
(Address Of Principal Executive Offices)		(Zip Code)
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
As of November
15
, 2021, 22,066,250 Class A ordinary shares, par value $0.0001 per share, and 5,359,375 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

TWO
Form
10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (Unaudited)	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021 and for the Period from January 15, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2021 and for the Period from January 15, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the Period from January 15, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
TWO
UNAUDITED CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021

Assets
Current assets:
Cash	$1,058,209
Prepaid expenses	497,636

Total current assets	1,555,845
Investments held in Trust Account	214,393,028

Total Assets	$215,948,873

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$20,715
Accrued expenses	170,987

Total current liabilities	191,702
Deferred underwriting commissions	7,503,125

Total liabilities	7,694,827
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 21,437,500 shares at $10.00 per share	214,375,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 628,750 shares issued and outstanding (excluding 21,437,500 shares subject to possible redemption)	63
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,359,375 shares issued and outstanding	536
Additional paid-in capital	—
Accumulated deficit	(6,121,553)

Total shareholders’ deficit	(6,120,954)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$215,948,873

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30, 2021	For The Period From January 15, 2021 (Inception) through September 30, 2021
General and administrative expenses	$197,718	$524,785
Administrative expenses - related party	30,000	60,000

Loss from operations	(227,718)	(584,785)
Income from investments held in Trust Account	16,076	18,028

Net loss	$(211,642)	$(566,757)

Weighted average shares outstanding of Class A redeemable and nonredeemable ordinary shares, basic and diluted	22,066,250	15,891,418

Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$(0.03)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,359,375	5,242,898

Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’
DEFI
CIT
For the Three Months Ended September 30, 2021 and
for the Period from January 15, 2021 (inception) Through September 30, 2021

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(87,906)	(87,906)

Balance - March 31, 2021	—	—	5,750,000	575	24,425	(87,906)	(62,906)
Sale of Class A shares to Sponsor in private placement	628,750	63	—	—	6,287,437	—	6,287,500
Forfeiture of Class B ordinary shares	—	—	(390,625)	(39)	39	—	—
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(6,311,901)	(5,554,796)	(11,866,697)
Net los s	—	—	—	—	—	(267,209)	(267,209)

Balance - June 30, 2021	628,750	63	5,359,375	536	—	(5,909,911)	(5,909,312)
Net loss	—	—	—	—	—	(211,642)	(211,642)

Balance - September 30, 2021	628,750	$63	5,359,375	$536	$—	$(6,121,553)	$(6,120,954)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For the Period from January 15, 2021 (inception) Through September 30, 2021

Cash Flows from Operating Activities:
Net loss	$(566,757)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
Income from investments held in Trust Account	(18,028)
Changes in operating assets and liabilities:
Prepaid expenses	(497,636)
Accounts payable	20,715
Accrued expenses	85,987

Net cash used in operating activities	(950,719)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(214,375,000)

Net cash used in investing activities	(214,375,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(80,693)
Proceeds received from initial public offering, gross	214,375,000
Proceeds received from private placement	6,287,500
Offering costs paid, net of reimbursement from underwriter	(4,197,879)

Net cash provided by financing activities	216,383,928

Net change in cash	1,058,209
Cash - beginning of the period	—

Cash - end of the period	$1,058,209

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued expenses	$85,000

Payment of offering costs through note payable	$80,693

Deferred underwriting commissions in connection with the initial public offering	$7,503,125

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 - Description of Organization, Business Operations and Basis of Presentation
two (the “Company”) was incorporated as a Cayman Islands exempted company on
January 15, 202
1 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form income from investments in the Trust Account derived from the proceeds of the Initial Public Offering.
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
Liquidity and Capital Resources
As of September 30, 2021, the Company had $1.1 million in its operating bank account, and working capital of approximately $1.4 million.
The Company’s liquidity needs to date have been satisfied through $25,000 paid by the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $81,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.5 million (net of a required reimbursement from the underwriter). The Company repaid the Note in full on April 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.
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
Note 2 - Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended September 30, 2021 or the period from January 15, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed
financial
statements should be read in conjunction with the audited balance sheet included in the Form
8-K
and the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on April 8, 2021 and March 30, 2021, respectively.
Revision to Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering (including exercise of the over-allotment option) and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary shares at the Initial Public Offering on April 1, 2021, resulted in a decrease of approximately $5.1 million in additional paid-in
capital an increase of approximately $5.1 million to accumulated deficit, as well as a reclassification of 1,017,058 shares of Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form
8-K
filed with the SEC on April 1, 2021, and Form
10-Qs
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
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

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation
c
overage limit of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the unaudited condensed balance sheet.
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

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might
be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Offering Costs Associated with the Initial Public Offering
Offering costs consist of legal, accounting, and other costs incurred that were directly related to the Initial Public Offering and were charged against the carrying value of the Class A shares subject to possible redemption upon the completion of the Initial Public Offering.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 21,437,500 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.
Effective with the closing of the Initial Public Offering (including the exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
The Company follows accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Net Loss Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is calculated by dividing the net loss by the weighted average shares of ordinary shares outstanding for the respective period.
At September 30, 2021, the Company did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share
for the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For The Three Months Ended September 30, 2021		For The Period From January 15, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	(170,284)	(41,358)	(426,159)	(140,598)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	22,066,250	5,359,375	15,891,418	5,242,898

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 15, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statement.
Note 3 - Initial Public Offering
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
Note 4 - Related Party Transactions
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
Sponsor Loan
On January 21, 2021, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $81,000 under the Note and repaid the Note in full on April 5, 2021. No additional amounts are available to be borrowed under the Note.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement shares at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the
Working Capital Loans.
Administrative Support Agreement
On March 29, 2021, the Company entered into an agreement with the Sponsor pursuant to which, commencing on the date the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021, the Company incurred $30,000 and $60,000 in expenses for these services, respectively, which is included in administrative expenses—related party on the accompanying unaudited condensed statements of operations. No amount was due from these services
as of September 30, 2021.

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 - Commitments and Contingencies
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
Note 6 – Class A Ordinary Shares Subject To Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 22,066,250 Class A ordinary shares outstanding, of which 21,437,500 shares were subject to possible redemption.
Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$214,375,000
Less:
Offering costs for Class A ordinary shares subject to possible redemption	(11,866,697)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	11,866,697

Class A ordinary shares subject to possible redemption	$214,375,000

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Shareholders’
Deficit
Preference Shares
- The Company is authorized to issue 1,000,000 preference shares with a par value $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 22,066,250 Class A ordinary shares issued and outstanding, of which 21,437,500 shares were subject to possible redemption have been classified as temporary equity (See Note 6).
Class
 B Ordinary Shares
- The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On January 21, 2021, 5,750,000 Class B ordinary shares were issued to the Company’s Sponsor. Of the 5,750,000 Class B ordinary shares, an aggregate of up to 750,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares) after the Initial Public Offering. The underwriters partially exercised their over-allotment option on April 13, 2021, 390,625 Class B ordinary shares were surrendered for no consideration resulting in 5,359,375 Class B ordinary shares issued and outstanding with no shares subject to forfeiture.
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
Note 8 - Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account: Money Market Funds	$214,393,028	—	—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the period from January 15, 2021 through September 30, 2021.
Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 - Subsequent Events
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
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $1.1 million in cash and working capital of approximately $1.4 million.
Our liquidity needs to date have been satisfied through $25,000 paid by the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $81,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.5 million (net of a required reimbursement from the underwriter). We repaid the Note in full on April 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.
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
Results of Operations
Our entire activity since inception up to September 30, 2021, was for our formation and the Initial Public Offering, and subsequent to the Initial Public Offering, the search for a target for its initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended September 30, 2021, we had a net loss of approximately $212,000, which consisted of approximately $198,000 in general and administrative expenses, $30,000 in administrative expenses - related party, partially offset by approximately $16,000 in income from investments held in Trust Account.

For the period from January 15, 2021 (inception) through September 30, 2021, we had a net loss of approximately $567,000, which consisted of approximately $525,000 in general and administrative expenses, $60,000 in administrative expenses—related party, partially offset by approximately $18,000 in income from investments held in Trust Account.
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
Sponsor Loan
On January 21, 2021, the Sponsor agreed to loan us up to $300,000 pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering. We borrowed approximately $81,000 under the Note and repaid the Note in full on April 5, 2021. No additional amounts are available to be borrowed under the Note.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement shares at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, we had no borrowings under the Working Capital Loans.

Administrative Support Agreement
On March 29, 2021, we entered into an agreement with the Sponsor pursuant to which, commencing on the date our securities were first listed on the New York Stock Exchange, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. During the three months ended September 30, 2021 and the period from January 15, 2021 (inception) through September 30, 2021, we incurred $30,000 and $60,000 in expenses for these services, respectively, which is included in administrative expenses - related party on the accompanying unaudited condensed statements of operations. No amount was due for these services as of September 30, 2021.
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

Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering in April 2021.
Net Loss Per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is calculated by dividing the net loss by the weighted average shares of ordinary shares outstanding for the respective period.
At September 30, 2021, we did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted net loss per ordinary share is the same as basic net loss per share ordinary for the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: November 15, 2021	two

	By:	/s/ Kevin Hartz
	Name:	Kevin Hartz
	Title:	Co-Chief Executive Officer