Form 10-Q/A
period 2021-09-30
two
filed 2022-01-14
CIK 1843988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to two, unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of two as of and for the periods ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”).
On November 15, 2021, two (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 2021 Form 10-Q”), which included a Note 2, Revision of Previously Reported Financial Statements, (“Note 2”) that described a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued in the Company’s initial public offering (“IPO”) on April 1, 2021 and subsequent over-allotment on April 13, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the
Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by restating all Class A ordinary shares subject to redemption (Public Shares, as defined in Note 1 to the unaudited condensed financial statements) as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.
The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company originally revised its previously reported financial statements in Note 2 to its Q3 2021 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.
Therefore,
on January 13, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued revision to the (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, and (ii) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company has restated these financial statements for the Affected Periods. In addition, the Company and Audit Committee determined that the Company’s audited balance sheet as of April 1, 2021, included with the Company’s Current Report on Form 8-K, filed with the SEC on April 8, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon.
The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in the Item 4 – Controls and Procedures, contained herein.
We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
Part I, Item 1. Condensed Consolidated Financial Statements
Part I, Item 4 Controls and Procedures
Part II, Item 1A. Risk Factors
In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed Quarterly Report on Form 10-Q for the period ended June 30, 2021, affected by the restatement. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

TWO
Form
10-Q/A

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (Unaudited)	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021 and for the Period from January 15, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2021 and for the Period from January 15, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the Period from January 15, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements (as Restated)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures (as Restated)	21
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
TWO
UNAUDITED CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021

Assets
Current assets:
Cash	$1,058,209
Prepaid expenses	497,636

Total current assets	1,555,845
Investments held in Trust Account	214,393,028

Total Assets	$215,948,873

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$20,715
Accrued expenses	170,987

Total current liabilities	191,702
Deferred underwriting commissions	7,503,125

Total liabilities	7,694,827
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 21,437,500 shares at $10.00 per share	214,375,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 628,750 shares issued and outstanding (excluding 21,437,500 shares subject to possible redemption)	63
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,359,375 shares issued and outstanding	536
Additional paid-in capital	—
Accumulated deficit	(6,121,553)

Total shareholders’ deficit	(6,120,954)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$215,948,873

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30, 2021	For The Period From January 15, 2021 (Inception) through September 30, 2021
General and administrative expenses	$197,718	$524,785
Administrative expenses - related party	30,000	60,000

Loss from operations	(227,718)	(584,785)
Income from investments held in Trust Account	16,076	18,028

Net loss	$(211,642)	$(566,757)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	22,066,250	15,891,418

Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$(0.03)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,359,375	5,242,898

Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended September 30, 2021 and
for the Period from January 15, 2021 (inception) Through September 30, 2021

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(87,906)	(87,906)

Balance - March 31, 2021 (unaudited)	—	—	5,750,000	575	24,425	(87,906)	(62,906)
Sale of Class A private placement shares to Sponsor in private placement	628,750	63	—	—	6,287,437	—	6,287,500
Forfeiture of Class B ordinary shares	—	—	(390,625)	(39)	39	—	—
Accretion of Class A ordinary shares subject to possible redemption (1)	—	—	—	—	(6,311,901)	(5,554,796)	(11,866,697)
Net los s	—	—	—	—	—	(267,209)	(267,209)

Balance - June 30, 2021 (unaudited) (1)	628,750	63	5,359,375	536	—	(5,909,911)	(5,909,312)
Net loss	—	—	—	—	—	(211,642)	(211,642)

Balance - September 30, 2021 (unaudited)	628,750	$63	5,359,375	$536	$—	$(6,121,553)	$(6,120,954)

(1)	As Restated. See Note 2.
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

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (As Restated)
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

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on March 30, 2021, respectively.
Restatement of Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Public Shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than
$5,000,001
. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company restated this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all Public Shares as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering (including exercise of the over-allotment option) and in accordance with ASC 480.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has restated its earnings (loss) per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Q for the quarterly period ended June 30, 2021 (the “Affected Quarterly Period”) and its balance sheet as of April 1, 2021 (the “IPO Balance Sheet”). Therefore, the Company, in consultation with its Audit Committee, concluded that the IPO Balance Sheet and the Affected Quarterly Period should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting the restatements to the Affected Quarterly Period in this quarterly report.
Impact of the Restatement
The impact of the restatement on the financial statements for the Affected Quarterly Period is presented below. There is no impact to the reported amounts for total assets, total liabilities, cash flows, and net income (loss).
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$216,151,723		$216,151,723
Total liabilities	$7,686,035		$7,686,035
Class A ordinary shares subject to redemption at $10.00 per share	$203,465,680	$10,909,320	$214,375,000
Preference shares	—	—	—
Class A ordinary shares	172	(109)	63
Class B ordinary shares	536	—	536
Additional paid-in capital	5,354,415	(5,354,415)	—
Accumulated deficit	(355,115)	(5,554,796)	(5,909,911)
Total shareholders’ equity (deficit)	$5,000,008	$(10,909,320)	$(5,909,312)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$216,151,723	$—	$216,151,723
Class A ordinary shares subject to redemption	20,346,568	1,090,932	21,437,500
Class A ordinary shares	1,719,682	(1,090,932)	628,750
The Company’s unaudited condensed statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from January 15, 2021 (inception) through June 30, 2021
:

For the period from January 15, 2021 (inception) through June 30, 2021 (unaudited)
Supplemental Disclosure of Noncash Financing Activities
Initial value of Class A ordinary shares subject to possible redemption	$203,737,230	$(203,737,230)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(271,550)	$271,550	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the Affected Quarterly Period:

	Earnings (Loss) Per Share
	As Reported	Adjustment	As Restated
Three Months Ended June 30, 2021 (unaudited)
Net loss	$(267,209)	$—	$(267,209)
Weighted average shares outstanding - Class A ordinary shares	21,247,940	624,958	21,872,898
Basic and diluted earnings per share - Class A ordinary shares	$—	$(0.01)	$(0.01)
Weighted average shares outstanding - Class B ordinary shares	5,936,944	(624,959)	5,311,985
Basic and diluted earnings per share - Class B ordinary shares	$(0.05)	$0.04	$(0.01)

	Earnings (Loss) Per Share
	As Reported	Adjustment	As Restated
Period from January 15, 2021 (inception) through June 30, 2021 (unaudited)
Net loss	$(355,115)	$—	$(355,115)
Weighted average shares outstanding - Class A ordinary shares	21,247,940	(8,884,997)	12,362,943
Basic and diluted earnings per share - Class A ordinary shares	$—	$(0.02)	$(0.02)
Weighted average shares outstanding - Class B ordinary shares	5,529,577	(353,238)	5,176,339
Basic and diluted earnings per share - Class B ordinary shares	$(0.06)	$0.04	$(0.02)
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
Under ASC 480-10S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would vew the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering (including the exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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
Working Capital Loans.
Administrative Support Agreement
On March 29, 2021, the Company entered into an agreement with the Sponsor pursuant to which, commencing on the date the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021, the Company incurred $30,000 and $60,000 in expenses for these services, respectively, which is included in administrative expenses—related party on the accompanying unaudited condensed statements of operations. No amount was due as of September 30, 2021.

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
Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$214,375,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(11,866,697)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	11,866,697

Class A ordinary shares subject to possible redemption	$214,375,000

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Shareholders’ Equity
Preference Shares
- The Company is authorized to issue 1,000,000 preference shares with a par value $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 22,066,250 Class A ordinary shares issued and outstanding, of which 21,437,500 shares were subject to possible redemption and have been classified as temporary equity (See Note 6).
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
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the nine months ended September 30, 2021.
Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 - Subsequent Events
Management has evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, except with respect to the restatements described in Note 2, the Company did not identify and subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
10-Q/A
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

Administrative Support Agreement
On March 29, 2021, we entered into an agreement with the Sponsor pursuant to which, commencing on the date our securities were first listed on the New York Stock Exchange, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. During the three months ended September 30, 2021 and the period from January 15, 2021 (inception) through September 30, 2021, we incurred $30,000 and $60,000 in expenses for these services, respectively, which is included in administrative expenses - related party on the accompanying unaudited condensed statements of operations. No amount was due as of September 30, 2021.
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption (our Public Shares) in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 21,437,500 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Under ASC 480-10S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares issued by the Company was not effectively designed or maintained. This material weakness resulted in the misstatement of the Company’s balance sheet as of April 1, 2021, and its interim financial statements for the quarter ended June 30, 2021.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
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

Dated: J anuary 14, 20 22	two

	By:	/s/ Kevin Hartz
	Name:	Kevin Hartz
	Title:	Co-Chief Executive Officer