Form 10-K/A
period 2021-12-31
two
filed 2022-04-01
CIK 1843988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A No. 1

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
As of March
3
1, 2022, there were 22,066,250 Class A ordinary shares, par value $0.0001 per share, and 5,359,375 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.
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
If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of this report captioned “Taxation—United States Federal Income Tax Considerations—U.S. Holders”) of our Class A ordinary shares, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up
exception. Depending on the particular circumstances, the application of the start-up
exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up
exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Moreover, our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“
IRS
”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

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
one
, a special purpose acquisition company that completed its initial public offering in August 2020, and consummated its initial business combination with Markforged, Inc. (NYSE: MKFG) in July 2021. Mr. Hartz is the
Co-Founder,
Chairman, and former Chief Executive Officer of Eventbrite (NYSE: EB), a global self-service ticketing platform with over 300 million tickets distributed to more than 4 million experiences in 2019. Eventbrite is where people all over the world discover new things to do or new ways to do more of what they love. Prior to founding Eventbrite, Mr. Hartz was the
Co-Founder
and Chief Executive Officer of Xoom, a leader and pioneer in the online consumer-to-consumer
international money transfer industry serving over 160 countries worldwide. Xoom was a publicly traded company acquired by PayPal in 2015 for $1.1 billion. Over the course of his career, Mr. Hartz invested in PayPal, Trulia, Airbnb, Pinterest, Uber, and Opendoor among others. Mr. Hartz received a Bachelor of Arts and Science degree in History and Applied Earth Sciences from Stanford University and a Master’s degree from University College, Oxford University.
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
one
. Previously, Mr. Steckenrider was Chief Operating Officer of ZeroDown, a fractional home ownership service. Prior to that, Mr. Steckenrider was Director of Capital Markets at Opendoor, a real estate platform, where he was responsible for building out corporate infrastructure and supporting the company’s growth. Earlier in his career, Mr. Steckenrider was on the private equity investment team at Bain Capital and served a wide variety of clients while at McKinsey & Company. Mr. Steckenrider received a Bachelor of Arts degree in Economics from Dartmouth College and an MBA from Harvard Business School. He is a CFA charterholder.
We believe that Mr. Steckenrider’s broad operational and transactional experience makes him well qualified to serve as Chief Financial Officer.
Our Independent Directors
Pierre Lamond
serves as Chairman of our board of directors. Mr. Lamond was also Chairman of the board of directors of one
. Mr. Lamond is an experienced investor, serving as a General Partner at Sequoia Capital from January 1982 to December 2008, where he played a pivotal role in the expansion of the semiconductor, systems and software portfolios. While at Sequoia Capital, he served as chairman of the board of directors of Cypress Semiconductor, Microchip Semiconductor, Vitesse Semiconductor, Open Silicon Inc., Redback Networks, Verisity and Plumtree and served as a member of the board of directors of Mellanox Technologies and Xoom. From March 2009 to December 2014, Mr. Lamond was a General Partner at Khosla Ventures. From October 2015 to present, Mr. Lamond has been a partner at Eclipse Ventures.

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
Michelle Gill
is currently the EVP and Group Business Unit Leader for Lending and Capital Markets at Social Finance Inc. (SoFi), which she joined in April 2018 initially as SoFi’s Chief Financial Officer. Ms. Gill was also a Director of one
. From July 2017 to April 2018, Ms. Gill was a Managing Director in the US Assets Business at Sixth Street Partners. From February 2003 to April 2017, Ms. Gill served in various roles at Goldman Sachs, most recently as a partner, co-heading
the Structured Finance business. During her time at Goldman Sachs, Ms. Gill held numerous roles including running the Mortgage Finance business, starting and running a
Re-Structuring
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

	Class B ordinary shares (2)		Class A ordinary shares (2)
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
two sponsor (our sponsor) (3)	5,254,375	98.0%	628,750	2.8%	21.5%
Kevin E. Hartz	—	—	—	—	—

	Class B ordinary shares (2)		Class A ordinary shares (2)
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Gautam Gupta	—	—	—	—	—
Troy B. Steckenrider III	—	—	—	—	—
Michelle Gill	25,000	0.5%	—	—	*
Pierre Lamond	30,000	0.5%	—	—	*
Ryan Petersen	25,000	0.5%	—	—	*
All officers and directors as a
group (five individuals)	5,334,375	99.5%	—	—	0.3%

*Less	than 0.1% percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is the principal business address of the company.
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
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit for the period from January 15, 2021 (inception) through December 31, 2021 financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from January 15, 2021 (inception) through December 31, 2021, including the services rendered in connection with our initial public offering, totaled $119,260, respectively.

Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the period from January 15, 2021 (inception) through December 31, 2021 financial statements are not reported under “Audit Fees.” For the period from January 15, 2021 (inception) through December 31, 2021, WithumSmith+Brown, PC did not render such services.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the period from January 15, 2021 (inception) through December 31, 2021, WithumSmith+Brown, PC did not render such services.
All Other Fees
. All other fees consist of fees billed for all other services. For the period from January 15, 2021 (inception) through December 31, 2021, WithumSmith+Brown, PC did not render any of these other services.
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
Ryan Petersen

EXPLANATORY NOTE
Two is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the U.S. Securities and Exchange Commission on March 31, 2022, for the sole purpose of filing the required iXBRL reporting.

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
New York, New York
March
31
, 2022
PCAOB ID Number 100

TWO
BALANCE SHEET
DECEMBER 31, 2021

Assets
Current assets:
Cash	$983,362
Prepaid expenses	412,025

Total current assets	1,395,387
Investments held in Trust Account	214,410,557

Total Assets	$215,805,944

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$163,300
Accrued expenses	61,599

Total current liabilities	224,899
Deferred underwriting commissions	7,503,125

Total L iabilities	7,728,024
Commitments and Contingencies
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to possible redemption, $0.0001 par value; 21,437,500 shares issued and outstanding at $10.00 per share at redemption value	214,375,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 628,750 shares issued and outstanding (excluding 21,437,500 shares subject to possible redemption)	63
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,359,375 shares issued and outstanding	536
Additional paid-in capital	—
Accumulated deficit	(6,297,679)

Total S hareholders’ D eficit	(6,297,080)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$215,805,944

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

The accompanying notes are an int
e
gral part of these financial statements.

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
NOTES TO FINANCIAL STATEMENT
S

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
The Company’s sponsor is two sponsor, a Cayman Islands exempted limited company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective
March 29
, 2021. On April 1, 2021, the Company consummated its Initial Public Offering of 20,000,000 Class A ordinary shares (the “Public Shares”), at an offering price of $10.00 per Public Share, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.1 million (net of a required reimbursement from the underwriter), of which $7.0 million was for deferred underwriting commissions (see Note 5). The underwriter was granted a
45-day
option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional shares to cover over-allotments, if any, at $10.00 per share. The Underwriter partially exercised the over-allotment option and on April 13, 2021 purchased an additional 1,437,500 Class A ordinary shares (the “Additional Shares”), generating gross proceeds of approximately $14.4 million (the “Over-Allotment”), and the Company incurred additional offering costs of approximately $755,000 (net of a required reimbursement from the underwriter), of which approximately $503,000 was for deferred underwriting fees.
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

See Note 7 for a reconciliation of gross proceeds from the Initial Public Offering to Class A ordinary shares subject to possible redemption presented on the balance sheet
.
Note
3
—Summary of Significant Accounting Policies
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the balance sheet
, primarily due to their short-term nature
.
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

	For The Period From January 15, 2021 ( i nception) through December 31, 2021
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
4
—Initial Public Offering
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
5
—Related Party Transactions
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
Working Capital Loans ou
t
standing.
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
6
—Commitments and Contingencies
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
Note
7
—Class A Ordinary Shares Subject To Possible Redemption
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
8
—Shareholders’
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
9
—Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account:
US Treasury Securities (1)	$214,409,929	$—	$—

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
10
—Subsequent Events
Management has evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, the Company did not identify and subsequent events that would have required adjustment or disclosure in the financial statements.