Form 10-Q
period 2022-03-31
two
filed 2022-05-16
CIK 1843988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May
13
, 2022, 22,066,250 Class A ordinary shares, par value $0.0001 per share, and 5,359,375 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

TWO
Form
10-Q

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2022 and for the Period from January 15, 2021 (Inception) Through March 31, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2022 and for the Period from January 15, 2021 (Inception) Through March 31, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and for the Period from January 15, 2021 (Inception) Through March 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	21
Signature		22

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
TWO
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$656,821	$983,362
Prepaid expenses	391,400	412,025

Total current assets	1,048,221	1,395,387
Investments held in Trust Account	214,284,244	214,410,557

Total Assets	$215,332,465	$215,805,944

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$22,079	$163,300
Accrued expenses	129,022	61,599

Total current liabilities	151,101	224,899
Deferred underwriting commissions	7,503,125	7,503,125

Total liabilities	7,654,226	7,728,024
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 21,437,500 shares at $10.00 per share at redemption value March 31, 2022 and December 31, 2021	214,375,000	214,375,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 628,750 shares issued and outstanding (excluding 21,437,500 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	63	63
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,359,375 shares issued and outstanding at March 31, 2022 and December 31, 2021	536	536
Additional paid-in capital	—	—
Accumulated deficit	(6,697,360)	(6,297,679)

Total shareholders’ deficit	(6,696,761)	(6,297,080)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$215,332,465	$215,805,944

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2022	For the Period From January 15, 2021 (Inception) through March 31, 2021
General and administrative expenses	$243,368	$87,906
Administrative expenses - related party	30,000	—

Loss from operations	(273,368)	(87,906)
Loss from investments held in Trust Account	(126,313)	—

Net loss	$(399,681)	$(87,906)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	22,066,250	—

Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$—

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,359,375	5,000,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2022

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	628,750	$63	5,359,375	$536	$—	$(6,297,679)	$(6,297,080)
Net loss	—	—	—	—	—	(399,681)	(399,681)

Balance - March 31, 2022 (Unaudited)	628,750	$63	5,359,375	$536	$—	$(6,697,360)	$(6,696,761)

For the Period from January 15, 2021 (
Inception
) Through March 31, 2021

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(87,906)	(87,906)

Balance - March 31, 2021 (Unaudited)	—	$—	5,750,000	$575	$24,425	$(87,906)	$(62,906)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2022	For the Period From January 15, 2021 (Inception) through March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(399,681)	$(87,906)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	25,000
Loss from investments held in Trust Account	126,313	—
Changes in operating assets and liabilities:
Prepaid expenses	20,625	(674,600)
Accounts payable	(141,221)	737,506
Accrued expenses	152,423	—

Net cash used in operating activities	(241,541)	—

Cash Flows from Investing Activities :
Cash deposited in Trust Account	—	(4,000,000)

Net cash used in investing activities	—	(4,000,000)

Cash Flows from Financing Activities:
Offering costs paid	(85,000)
Advance for private placement	—	6,000,000

Net cash (used in) provided by financing activities	(85,000)	6,000,000

Net change in cash	(326,541)	2,000,000
Cash - beginning of the period	983,362	—

Cash - end of the period	$656,821	$2,000,000

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable	$—	$68,317

Offering costs included in accrued expenses	$—	$370,600

Offering costs paid by related party under promissory note	$—	$80,693

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note
1-Description
of Organization and Business Operations
two (the “Company”) was incorporated as a Cayman Islands exempted company on January 15, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income from investments in the Trust Account derived from the proceeds of the Initial Public Offering.
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
Upon the closing of the Initial Public Offering the Over-Allotment, and the Private Placements, $214.4 million ($10.00 per share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and of the Private Placement Shares in the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and
i
nvests
 only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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
The Company will provide its holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares have been classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480
,
“Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to an Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4), Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public
information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.
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

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Going Concern
As of March 31, 2022, the Company had approximately $657,000 in its operating bank account and working capital of approximately $897,000.
The Company’s liquidity needs to date have been satisfied through $25,000 paid by the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $81,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.5 million (net of a required reimbursement from the underwriter). The Company repaid the Note in full on April 5, 2021. No additional borrowing is available under the Note
.
I
n addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note
4
). As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.
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
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 1, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company plans to complete a business combination prior to the mandatory liquidation date.
Note
2-Summary
of Significant Accounting Policies and Basis of Presentation
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December

31, 2022 or any future periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the amended Annual Report on Form
10-K
filed by the Company with the SEC on April 1, 2022.

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
This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation Coverage limit of
$250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 600,000 Private Placement Shares to the Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of
the
initial Business Combination. They are also considered
non-redeemable
and are presented as permanent equity in the Company’s condensed balance sheet
s
. The Company’s Class A ordinary shares sold in the Initial Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021
,

21,437,500 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Under ASC
480-10S99,
the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of t he
Initial Public Offering (including the exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
The Company follows accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been
subject to income tax examinations by major taxing authorities since inception.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
At March 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the three months ended March 31, 2022 and for the period from January 15, 2021 (inception) through March 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended March 31, 2022		For the Period From January 15, 2021 (Inception) through March 31, 2021
	Class A	Class B	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	(321,577)	(78,104)	(87,906)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	22,066,250	5,359,375	5,000,000

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.02)

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed financial statements.
Note
3-Initial
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
4-Related
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
The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.
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

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement shares at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no Working Capital Loans outstanding.
Administrative Support Agreement
On March 29, 2021, the Company entered into an agreement with the Sponsor pursuant to which, commencing on the date the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022 and the period from January 15, 2021 (inception) through March 31, 2021, the Company incurred $30,000 and $-
0-
in
expenses for these services, respectively, which are included in administrative expenses-related party on the accompanying unaudited condensed statements of operations.
No amount was due as of March 31, 2022 and December 31, 2021.
Note
5-Commitments
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

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The underwriter partially exercised the over-allotment option and was entitled to an additional fee of approximately $755,000 (net of a required reimbursement from the underwriter), of which approximately $503,000 was for deferred underwriting commissions fees.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note
6-Class
A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 22,066,250 Class A ordinary shares outstanding, of which 21,437,500 shares were subject to possible redemption.
Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds	$214,375,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(11,866,697)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	11,866,697

Class A ordinary shares subject to possible redemption	$214,375,000

Note
7-Shareholders’
Deficit
Preference Shares
- The Company is authorized to issue 1,000,000 preference shares with a par value $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 22,066,250 Class A ordinary shares issued and outstanding, of which 21,437,500 shares were subject to possible redemption and have been classified as temporary equity (
s
ee Note 6).
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

There have been no subsequent changes in the number of Class B ordinary shares issued and outstanding, or subject to forfeiture.
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

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note
8-Fair
Value Measurements
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account: U.S. Treasury Securities (1)	$214,283,466	$—	$—
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account: U.S. Treasury Securities (2)	$214,409,929	$—	$—

(1)	Excludes $778 of cash balance held within the Trust Account
(2)	Excludes $628 of cash balance held within the Trust Account
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the three months ended March 31, 2022 and for
the period from January 15, 2021 (inception) through March 31, 2021.
Level 1 assets include investments in Treasury Bills. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Note
9-Subsequent
Events
Management has evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “two” “our,” “us” or “we” refer to two. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Upon the closing of the Initial Public Offering, the Over-Allotment, and the Private Placements, $214.4 million ($10.00 per share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and of the Private Placement Shares in the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invests only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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
Liquidity and Going Concern
As of March 31, 2022, we had approximately $657,000 in cash and working capital of approximately $897,000.
Our liquidity needs to date have been satisfied through $25,000 paid by the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $81,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.5 million (net of a required reimbursement from the underwriter). We repaid the Note in full on April 5, 2021, and no additional borrowing is available under the Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
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
In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 1, 2023. The condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. We plan to complete a business combination prior to the mandatory liquidation date.
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Our entire activity from inception to March 31, 2022, was for our formation and the Initial Public Offering, and subsequent to the Initial Public Offering, the search for a target for its initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended March 31, 2022, we had a net loss of approximately $400,000, which consisted of approximately $243,000 in general and administrative expenses, $30,000 in administrative expenses-related party, and approximately $126,000 in loss from investments held in Trust Account.

For the period from January 15, 2021 (inception) through March 31, 2021, we had net loss of approximately $88,000, solely comprised of general and administrative expenses.
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
Administrative Support Agreement
On March 29, 2021, we entered into an agreement with the Sponsor pursuant to which, commencing on the date our securities were first listed on the New York Stock Exchange, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2022, and for the period from January 15, 2021 (inception) through March 31, 2021, the Company incurred $30,000 and $0, respectively, for such expenses, included as administrative expenses - related party on the accompanying unaudited condensed statements of operations. As of March 31, 2022 and December 31, 2021, the Company had no amounts payable for such services.
Critical Accounting Policies and Estimates
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption (our Public Shares) in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 600,000 Private Placement Shares to the Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination. They are also considered non-redeemable
and are presented as permanent equity in the Company’s condensed balance sheets. Our Class A ordinary shares sold in the Initial Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 21,437,500 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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
capital and accumulated deficit.
Investments Held in the Trust Account
Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
At March 31, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted net loss per ordinary share is the same as basic net loss per share ordinary for the three months ended March 31, 2022 and for the period from January 15, 2021 (inception) through March 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed financial statements.

JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and 15d 15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s audited balance sheet as of April 1, 2021, and its interim financial statements for the quarters ended June 30, 2021 and September 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the condensed financial statements included in this Form
10-Q
present fairly, in all material respects, our financial position, results of operations, and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since our inception benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.
None.
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

Dated: May 16 , 2022	two

	By:	/s/ Kevin Hartz
	Name:	Kevin Hartz
	Title:	Co-Chief Executive Officer