Form 10-Q
period 2022-09-30
two
filed 2022-11-14
CIK 1843988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

two
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40292	98-1577238
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

900 Kearney St, Suite 610 San Francisco, California	94133
(Address Of Principal Executive Offices)	(Zip Code)
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
14
, 2022, 22,066,250 Class A ordinary shares, par value $0.0001 per share, and 5,359,375 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

TWO

Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Interim Condensed Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2022 and 2021, and for the Nine Months Ended September 30, 2022 and for the Period from January 15, 2021 (Inception) Through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2022, the Three Months Ended September 30, 2021 and for the Period from January 15, 2021 (Inception) Through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from January 15, 2021 (Inception) Through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
Signature		23

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
TWO
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$400,659	$983,362
Prepaid expenses	197,649	412,025

Total current assets	598,308	1,395,387
Investments held in Trust Account	215,493,489	214,410,557

Total Assets	$216,091,797	$215,805,944

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,900	$163,300
Accrued expenses	488,162	61,599

Total current liabilities	490,062	224,899
Deferred underwriting commissions	7,503,125	7,503,125

Total liabilities	7,993,187	7,728,024
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 21,437,500 shares at approximately $10.05 and $10.00 per share at redemption value September 30, 2022 and December 31, 2021	215,393,489	214,375,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 628,750 shares issued and outstanding (excluding 21,437,500 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	63	63
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,359,375 shares issued and outstanding at September 30, 2022 and December 31, 2021	536	536
Additional paid-in capital	—	—
Accumulated deficit	(7,295,478)	(6,297,679)

Total shareholders’ deficit	(7,294,879)	(6,297,080)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$216,091,797	$215,805,944

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30, 2022	For The Period From January 15, 2021 (Inception) through September 30, 2021
	2022	2021
General and administrative expenses	$588,383	$197,718	$972,242	$524,785
Administrative expenses – related party	30,000	30,000	90,000	60,000

Loss from operations	(618,383)	(227,718)	(1,062,242)	(584,785)
Income from investments held in Trust Account	903,538	16,076	1,082,932	18,028

Net income (loss)	$285,155	$(211,642)	$20,690	$(566,757)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	22,066,250	22,066,250	22,066,250	15,891,418

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.01	$(0.01)	$0.00	$(0.03)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,359,375	5,359,375	5,359,375	5,242,898

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.01	$(0.01)	$0.00	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Three and Nine Months Ended September 30, 2022

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2021	628,750	$63	5,359,375	$536	$—	$(6,297,679)	$(6,297,080)
Net loss	—	—	—	—	—	(399,681)	(399,681)

Balance – March 31, 2022 (Unaudited)	628,750	63	5,359,375	536	—	(6,697,360)	(6,696,761)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(114,951)	(114,951)
Net income	—	—	—	—	—	135,216	135,216

Balance – June 30, 2022 (Unaudited)	628,750	$63	5,359,375	$536	$—	$(6,677,095)	$(6,676,496)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(903,538)	(903,538)
Net income	—	—	—	—	—	285,155	285,155

Balance – September 30, 2022 (Unaudited)	628,750	$63	5,359,375	$536	$—	$(7,295,478)	$(7,294,879)

For the Three Months Ended September 30, 2021 And For the Period from January 15, 2021 (Inception)
Through September 30, 2021

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance – January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(87,906)	(87,906)

Balance – March 31, 2021 (Unaudited)	—	—	5,750,000	575	24,425	(87,906)	(62,906)
Sale of Class A private placement shares to Sponsor in private placement	628,750	63	—	—	6,287,437	—	6,287,500
Forfeiture of Class B ordinary shares	—	—	(390,625)	(39)	39	—	—
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(6,311,901)	(5,554,796)	(11,866,697)
Net loss	—	—	—	—	—	(267,209)	(267,209)

Balance – June 30, 2021 (Unaudited)	628,750	63	5,359,375	536	—	(5,909,911)	(5,909,312)
Net loss	—	—	—	—	—	(211,642)	(211,642)

Balance – September 30, 2021 (Unaudited)	628,750	$63	5,359,375	$536	$—	$(6,121,553)	$(6,120,954)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30, 2022	For The Period From January 15, 2021 (Inception) through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$20,690	$(566,757)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	25,000
Income from investments held in Trust Account	(1,082,932)	(18,028)
Changes in operating assets and liabilities:
Prepaid expenses	214,376	(497,636)
Accounts payable	(161,400)	20,715
Accrued expenses	511,563	85,987

Net cash used in operating activities	(497,703)	(950,719)

Cash Flows from Investing Activities :
Cash deposited in Trust Account	—	(214,375,000)

Net c ash used in investing activities	—	(214,375,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(80,693)
Proceeds received from initial public offering, gross	—	214,375,000
Proceeds received from private placement	—	6,287,500
Offering costs paid, net of reimbursement from underwriter	(85,000)	(4,197,879)

Net cash (used in) provided by financing activities	(85,000)	216,383,928

Net change in cash	(582,703)	1,058,209
Cash – beginning of the period	983,362	—

Cash – end of the period	$400,659	$1,058,209

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued expenses	$—	$85,000

Offering costs paid by related party under promissory note	$—	$80,693

Deferred underwriting commissions in connection with the initial public offering	$—	$7,503,125

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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income from investments in the Trust Account derived from the proceeds of the Initial Public Offering.
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
Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placements, $214.4 million ($10.00 per share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and of the Private Placement Shares in the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invests only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
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
Liquidity and Going Concern
As of September 30, 2022, the Company had approximately $401,000 in its operating bank account and working capital of approximately $108,000.
The Company’s liquidity needs to date have been satisfied through $25,000 paid by the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $81,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.5 million (net of a required reimbursement from the underwriter). The Company repaid the Note in full on April 5, 2021. No additional borrowing is available under the Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.
Management has determined that the Company may not have sufficient liquidity to meet its anticipated obligations through the earlier of its consummation of an initial business combination or its liquidation date. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” management has determined that the liquidity issue and the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 1, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company plans to complete a business combination prior to the mandatory liquidation date.

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
2-Summary
of Significant Accounting Policies and Basis of Presentation
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 600,000 Private Placement Shares to the Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination. They are also considered non-redeemable
and are presented as permanent equity in the Company’s condensed balance sheets. The Company’s Class A ordinary shares sold in the Initial Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 21,437,500 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
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
Income Taxes
The Company follows accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
At September 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30, 2022		For The Period From January 15, 2021 (Inception) through September 30, 2021
	2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$229,431	$55,724	$(170,284)	$(41,358)	$16,647	$4,043	$(426,159)	$(140,598)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	22,066,250	5,359,375	22,066,250	5,359,375	22,066,250	5,359,375	15,891,418	5,242,898

Basic and diluted net income (loss) per ordinary share	$0.01	$0.01	$(0.01)	$(0.01)	$0.00	$0.00	$(0.03)	$(0.03)

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
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement shares at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no Working Capital Loans outstanding.
Administrative Support Agreement
On March 29, 2021, the Company entered into an agreement with the Sponsor pursuant to which, commencing on the date the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended September 30, 2022 and 2021, the Company incurred $30,000 in expenses for these services, which are included in administrative expenses-related party on the accompanying unaudited condensed

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

statements of operations. During the nine months ended September 30, 2022 and the period from January 15, 2021 (inception) through September 30, 2021, the Company incurred $90,000 and $60,000 in expenses for these services, respectively, which are included in administrative expenses-related party on the accompanying unaudited condensed statements of operations. No amount was due as of September 30, 2022 and December 31, 2021.
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
Note
6-Class
A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 22,066,250 Class A ordinary shares outstanding, of which 21,437,500 shares were subject to possible redemption.

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds	$214,375,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(11,866,697)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	11,866,697

Class A ordinary shares subject to possible redemption, December 31, 2021	214,375,000
Increase in redemption value of Class A ordinary shares subject to possible redemption amount	1,018,489

Class A ordinary shares subject to possible redemption, September 30, 2022	$215,393,489

Note
7-Shareholders’
Deficit
Preference Shares
- The Company is authorized to issue 1,000,000 preference shares with a par value $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no
preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 22,066,250 Class A ordinary shares issued and outstanding, of which 21,437,500 shares were subject to possible redemption and have been classified as temporary equity (see Note 6).
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

TWO
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
8-Fair
Value Measurements
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value
:
September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account:
U.S. Treasury Securities (1)	$215,492,948	$—	$—
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account:
U.S. Treasury Securities (2)	$214,409,929	$—	$—

(1)	Excludes $541 of cash balance held within the Trust Account
(2)	Excludes $628 of cash balance held within the Trust Account
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and the period from January 15, 2021 (inception) through September 30, 2021.
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

Liquidity and Going Concern

As of September 30, 2022, we had approximately $401,000 in cash and working capital of approximately $108,000.

Our liquidity needs to date have been satisfied through $25,000 paid by the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $81,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.5 million (net of a required reimbursement from the underwriter). We repaid the Note in full on April 5, 2021, and no additional borrowing is available under the Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Our management has determined that we may not have sufficient liquidity to meet our anticipated obligations through the earlier of our consummation of an initial business combination or our liquidation date. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect our ability to complete a business combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our ability to complete a business combination and the value of the our securities.

Management continues to evaluate the impact of these types of risks on the industry and has concluded that while it is reasonably possible that these types of risks could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity from inception to September 30, 2022, was for our formation and the Initial Public Offering, and subsequent to the Initial Public Offering, the search for a target for our initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had a net income of approximately $285,000, which consisted of approximately $904,000 in income from investments held in Trust Account, partially offset by approximately $589,000 in general and administrative expenses, and $30,000 in administrative expenses-related party.

For the three months ended September 30, 2021, we had a net loss of approximately $212,000, which consisted of approximately $198,000 in general and administrative expenses, $30,000 in administrative expenses-related party, partially offset by approximately $16,000 in income from investments held in Trust Account.

For the nine months ended September 30, 2022, we had a net income of approximately $21,000, which consisted of approximately $1.1 million in income from investments held in Trust Account, partially offset by approximately $972,000 in general and administrative expenses, and $90,000 in administrative expenses-related party.

For the period from January 15, 2021 (inception) through September 30, 2021, we had a net loss of approximately $567,000, which consisted of approximately $525,000 in general and administrative expenses, $60,000 in administrative expenses-related party, partially offset by approximately $18,000 in income from investments held in Trust Account.

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

Administrative Support Agreement

On March 29, 2021, we entered into an agreement with the Sponsor pursuant to which, commencing on the date our securities were first listed on the New York Stock Exchange, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. During the three months ended September 30, 2022 and 2021, we incurred $30,000 and $30,000 in expenses for these services, respectively, which are included in administrative expenses-related party on the accompanying unaudited condensed statements of operations. During the nine months ended September 30, 2022 and the period from January 15, 2021 (inception) through September 30, 2021, we incurred $90,000 and $60,000 in expenses for these services, respectively, which are included in administrative expenses-related party on the accompanying unaudited condensed statements of operations. No amount was due as of September 30, 2022 and December 31, 2021.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption (our Public Shares) in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 600,000 Private Placement Shares to the Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination. They are also considered non-redeemable and are presented as permanent equity in the Company’s condensed balance sheets. Our Class A ordinary shares sold in the Initial Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 21,437,500 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

At September 30, 2022 and December 31, 2021, we did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per share ordinary for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at September 30, 2022.

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

Dated: November 14, 2022	two

	By:	/s/ Kevin Hartz
	Name:	Kevin Hartz
	Title:	Co-Chief Executive Officer