Form 10-K
period 2022-12-31
two
filed 2023-03-27
CIK 1843988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

two

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40292	98-1577238
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

900 Kearny St, Suite 610 San Francisco, CA	94133
(Address of principal executive offices)	(Zip Code)

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

At March 24, 2023, the aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $219,019,250 based on the last reported sales price of $10.22 on the New York Stock Exchange.

As of March 24, 2023, there were 21,437,500 Class A ordinary shares, par value $0.0001 per share, and 5,359,375 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN TERMS

Unless otherwise stated in this prospectus or the context otherwise requires, references to:

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“company,” “we,” “us,” “our,” or “our company” are to two, a Cayman Islands exempted company;

●	“founders” are to Kevin E. Hartz (Co-Chief Executive Officer and Director), Gautam Gupta (Co-Chief Executive Officer), Troy B. Steckenrider III (Chief Financial Officer), and Eugene “Spike” Lipkin;

●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to this offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“initial shareholders” are to our sponsor and each other holder of founder shares upon the consummation of this offering;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“our founding team” are to our executive officers and directors;

●	“private placement shares” are to the Class A ordinary shares to be issued to our sponsor in a private placement simultaneously with the closing of this offering and upon conversion of working capital loans, if any (for the avoidance of doubt, such private placement shares will not be “public shares”);

●	“public shareholders” are to the holders of our public shares, including our sponsor and founding team to the extent our sponsor and/or members of our founding team purchase public shares, provided that our sponsor’s and each member of our founding team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares; and

●	“sponsor” are to two sponsor, a Cayman Islands limited liability company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate partner business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective partner business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective partner businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

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

Michelle Gill was previously the EVP and Group Business Unit Leader for Lending and Capital Markets at Social Finance Inc. (SoFi), which she joined in April 2018 initially as SoFi’s Chief Financial Officer. From July 2017 to April 2018, Ms. Gill was a Managing Director in the US Assets Business at Sixth Street Partners. From February 2003 to April 2017, Ms. Gill served in various roles at Goldman Sachs, most recently as a partner, co-heading the Structured Finance business. During her time at Goldman Sachs, Ms. Gill held numerous roles including running the Mortgage Finance business, starting and running a Re-Structuring team during the 2008 Global Financial Crisis, and running Whole Loan trading before ultimately co-heading the Structured Finance business. Prior to Goldman Sachs, Ms. Gill held positions at Lehman Brothers and Cadwalader, Wickersham & Taft. Ms. Gill holds a JD from Cornell Law School and a Bachelor of Arts from the University of California at Los Angeles.

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

●	Focus: We intend to seek companies in the technology industry. We have an accomplished track record of founding, operating, and investing in this industry and expect to focus on businesses that engage with technology to serve customers in a novel and transformational manner. We believe our founding team’s expertise and understanding of innovative businesses will be paramount in identifying and assessing initial business combination candidates.

●	Stage: We intend to seek companies that have potential to, are poised to, or are currently undergoing rapid adoption, implementation, or distribution of their offering. We believe that our founding team’s collective experiences engaging with innovative businesses positions us well to identify, nurture, and expand high potential businesses.

●	Management Team: We intend to seek companies with experienced, dynamic management teams, many of whom will be founders of the businesses themselves. We intend to devote significant resources to analyzing and reaching alignment with a partner company’s management and its stakeholders and expect to work closely and collaboratively with the management team to arrive at a mutually satisfactory outcome.

●	Opportunity to add value: We intend to seek businesses in which we believe we can add operational value through mentorship of management, knowledge of operating challenges, experience with industry dynamics, expertise in navigating public markets, and strategic relationships with investors, among others.

●	Growth: We intend to invest in businesses that are on, or have the potential to be on, what we believe to be a promising growth path. We believe that these businesses, in particular, will benefit from access to incremental capital and over the long term, will benefit from consistent access to public markets. We will seek businesses that have a sustainable competitive advantage that will support and sustain our expectations of their the growth.

●	Benefit from being public: We intend to work with management and stakeholders who aspire to have their company become a public entity and generate substantial growth. The benefits to partner companies of transitioning from a private to a public entity may include broader access to debt and equity providers, liquidity for employees and potential acquisitions and expanded branding in the marketplace.

●	Reputation and market acceptance: We intend to seek companies with a sizable market share in their segment and the opportunity to achieve market leadership. They should also have defensible proprietary technology and intellectual property rights.

●	Appropriate valuations: We are rigorous, disciplined, and valuation-centric investors, with a keen understanding of market value, upside and potential downside risks.

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

Corporate Information

Our executive offices are located at 900 Kearny Street, Suite 610, San Francisco, California 94133. We will maintain a corporate website at www.a-star.co. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this prospectus or the registration statement of which this prospectus is a part.

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

Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Under the rules of the NYSE, shareholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of Class A ordinary shares then issued and outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

●	any of our directors, officers or substantial security holders (as defined by the rules of the NYSE) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of ordinary shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of ordinary shares or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of ordinary shares or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

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

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

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

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law (approval by a majority of shareholders), and in some cases, matters related to our initial business combination may require us to receive an extraordinary resolution under Cayman Islands law (approval by two-thirds of shareholders). In connection with any such vote of shareholders, pursuant to the terms of a letter agreement entered into with us, our initial shareholders have agreed (and their permitted transferees will agree) to vote their founder shares, private placement shares (which were forfeited by Sponsor on December 30, 2022) and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need (a) in the case of an ordinary resolution, (i) 8,039,063, or 37.5% of the public shares to be voted in favor of such matter, assuming all issued and outstanding shares were voted) or (ii) would not require any public shares to be voted in favor if only the minimum number of shares representing a quorum were voted, and (b) in the case of an extraordinary resolution, (i) 12,505,209, or 58.3% of the public shares to be voted in favor of such matter, assuming all issued and outstanding shares were voted) or (ii) 595,487, or 2.8% of the public shares to be voted in favor if only the minimum number of shares representing a quorum were voted. Additionally, our directors and officers also have agreed to vote any shares owned by them in favor of our initial business combination.

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

Facilities

We currently maintain our executive offices at 900 Kearny Street, Suite 610, San Francisco, California 94133. The cost for this space is included in the $10,000 per month fee that we will pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

●	The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering (that is no later than April 1, 2023), may give potential partner businesses leverage over us in negotiating an initial business combination.

●	Since our sponsor, executive officers and directors, will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they acquired during or after our initial public offering), a conflict of interest may arise in determining whether a particular business combination partner is appropriate for our initial business combination.

●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our sponsor and each member of our founding team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a partner.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	The requirement that we consummate an initial business combination within 24 months after the closing may give potential partner businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination partners, in particular as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

●	We may engage in a business combination with one or more partner businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

●	We may only be able to complete one business combination with the net proceeds of our initial public offering and the sale of the private placement shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Our executive officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

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

If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities; reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Prior to our initial business combination only holders of our founder shares will have the right to vote on the appointment of directors. As a result, the NYSE may consider us to be a ‘controlled company’ within the meaning of NYSE corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of ‘independent directors,’ as defined under the rules of NYSE;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 400,000,000 Class A ordinary shares, par value $0.0001 per share, 10,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of March [●], 2023, there were 378,562,500 and 4,640,625 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount excludes shares reserved for issuance upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to the completion of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of our shareholders, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of this report captioned “Taxation-United States Federal Income Tax Considerations-U.S. Holders”) of our Class A ordinary shares, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Moreover, our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

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

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a partner business. In addition, pursuant to an agreement to be entered into on or prior to the closing of our initial public offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement, which is described under the section of this report entitled “Description of Securities-Registration and Shareholder Rights.”

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

Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

We may effectuate our initial business combination with a single partner business or multiple partner businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one partner business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several partner businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to United States tax laws;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters and wars; and

●	deterioration of political relations with the United States.

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

We maintain our principal executive offices at 900 Kearny Street, Suite 610, San Francisco, California 94133. We consider our current office space adequate for our current operations.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 600,000 Class A ordinary shares (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $6.0 million (see Note 4). Simultaneously with the closing of the Over-Allotment on April 13, 2021, we consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 28,750 Private Placement Shares by the Sponsor, generating gross proceeds to the Company of $287,500. On December 30, 2022, our Sponsor unconditionally and irrevocably forfeited all 628,750 Private Placement Shares to our Company for no value and we cancelled the Private Placement Shares effective as of the same date.

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

Liquidity and Capital Resources

As of December 31, 2022, we had approximately $336,000 in cash and a working deficit of approximately $187,000.

Our liquidity needs to date have been satisfied through $25,000 paid by the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $81,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.5 million (net of a required reimbursement from the underwriter). We repaid the Note in full on April 5, 2021, and no additional borrowing is available under the Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loan.

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

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the liquidity issue and the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 1, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. We plan to complete a business combination prior to the mandatory liquidation date.

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

Management continues to evaluate the impact of these types of risks on the industry and has concluded that while it is reasonably possible that these types of risks could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity from inception to December 31, 2022, was for our formation and the Initial Public Offering, and subsequent to the Initial Public Offering, the search for a target for its initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2022, we had net income of approximately $1.5 million, which consisted of approximately $2.9 million in income from investments held in Trust Account, partially offset by approximately $1.2 million in general and administrative expenses, and $120,000 in administrative expenses-related party.

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

The Sponsor and our officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination. On December 30, 2022, our Sponsor unconditionally and irrevocably forfeited all 628,750 Private Placement Shares to our Company for no value and our Company cancelled the Private Placement Shares effective as of the same date.

Sponsor Loan

On January 21, 2021, the Sponsor agreed to loan us up to $300,000 pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. We borrowed approximately $81,000 under the Note and repaid the Note in full on April 5, 2021. No additional borrowing is available under the Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement shares at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, we had no borrowings under the Working Capital Loans.

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

Contingent Fee Arrangement

On June 22, 2022, we entered arrangement with Oppenheimer & Co. Inc. (“Oppenheimer”) to obtain financial advisory services and for Oppenheimer to act as the Company’s placement agent in connection with raising capital with a specific target in its search for a Business Combination. Oppenheimer would be entitled to a transaction fee of $7.0 million and a financing fee of 4.0% of the principal balance placed, subject to a minimum fee of $2.0 million (“Arrangement”). Per the Arrangement, fees for these services are contingent upon the closing of a Business Combination and consummation of the financing and therefore they not included as liabilities on the accompanying balance sheets. Under the arrangement, the Company will also reimburse Oppenheimer for reasonable expenses. As of December 31, 2022, no expenses have been incurred.

Administrative Support Agreement

On March 29, 2021, we entered into an agreement with the Sponsor pursuant to which, commencing on the date our securities were first listed on the New York Stock Exchange, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. During the year ended December 31, 2022 and during the period from January 15, 2021 (inception) through December 31, 2021, we incurred $120,000 and $90,000, respectively, in expenses for these services, which is included in administrative expenses-related party on the accompanying statement of operations. No amount was due as of December 31, 2022.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption (our Public Shares) in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 21,437,500 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

Under ASC 480-10S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit. Subsequently, we recognized changes in the redemption value as an increase in redemption value of Class A ordinary shares subject to possible redemption as reflected on the accompanying statements of changes in shareholders’ deficit.

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

At December 31, 2022 and 2021, we did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in our earnings. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d 15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2022.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers, directors and director nominees are as follows:

Name	Age	Position
Kevin E. Hartz	53	Co-Founder, Co-Chief Executive Officer and Director
Gautam Gupta	42	Co-Founder, Co-Chief Executive Officer
Troy B. Steckenrider III	36	Co-Founder, Chief Financial Officer
Pierre Lamond	92	Director (Chairman of the Board)
Michelle Gill	50	Director
Ryan Petersen	42	Director

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

Michelle Gill was previously the EVP and Group Business Unit Leader for Lending and Capital Markets at Social Finance Inc. (SoFi), which she joined in April 2018 initially as SoFi’s Chief Financial Officer. Ms. Gill was also a Director of one. From July 2017 to April 2018, Ms. Gill was a Managing Director in the US Assets Business at Sixth Street Partners. From February 2003 to April 2017, Ms. Gill served in various roles at Goldman Sachs, most recently as a partner, co-heading the Structured Finance business. During her time at Goldman Sachs, Ms. Gill held numerous roles including running the Mortgage Finance business, starting and running a Re-Structuring team during the 2008 Global Financial Crisis, and running Whole Loan trading before ultimately co-heading the Structured Finance business. Prior to Goldman Sachs, Ms. Gill held positions at Lehman Brothers and Cadwalader, Wickersham & Taft. Ms. Gill holds a JD from Cornell Law School and a Bachelor of Arts from the University of California at Los Angeles.

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

The audit committee is responsible for:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Nominating and Corporate Governance Committee

We established a nominating and corporate governance committee of our board of directors. The members of our nominating committee are Mr. Lamond and Mr. Petersen, with Mr. Lamond serving as chairman. Our board of directors has determined that each of Mr. Lamond and Mr. Petersen is an independent director.

The nominating committee is responsible for:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by our Board of Directors, and recommending to our Board of Directors candidates for nomination for appointment;

●	developing and recommending to our Board of Directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of our Board of Directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Compensation Committee

We have established a compensation committee of our board of directors. However, as we are not paying compensation to any employees, and have already determined director compensation, we do not expect that the compensation committee will meet for substantive compensation purposes prior to our initial business combination. The members of our compensation committee are Ms. Gill and Mr. Petersen. Mr. Petersen serves as chairman of the compensation committee. Our board of directors has determined that all of the directors on the compensation committee are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Kevin E. Hartz	Eventbrite, Inc.	Digital ticketing	Co-Founder and Chairman of the Board of Directors
	Newfront Insurance	Technology-enabled insurance brokerage	Director
	Lookout	Mobile security platform	Director
	Markforged, Inc.	Additive Manufacturing	Director
Gautam Gupta	Faire	Technology enabled wholesale marketplace	Advisor
	Modularity	Financial software solutions	Advisor
	Homebound	Technology enabled home builder	Advisor
Troy B. Steckenrider III
Michelle Gill
Pierre Lamond
Ryan Petersen	Flexport	Technology & Logistics	Founder and Chief Executive Officer

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our sponsor subscribed for founder shares prior to the date of this report and purchased private placement shares in transactions that closed simultaneously with the closing of our initial public offering and the exercise of the underwriter’s over-allotment option. Our sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after our initial public offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the required time period. If we do not complete our initial business combination within the required time period, the private placement shares and the underlying securities will expire worthless. Except as described herein, our sponsor and our management team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, private placement shares, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares directly or indirectly, they may have a conflict of interest in determining whether a particular partner business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a partner business as a condition to any agreement with respect to our initial business combination.

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

Item 11.	Executive Compensation

None.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Class A ordinary shares as of March [●], 2023 by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares; and

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 22,066,250 Class A ordinary shares (which includes 21,437,500 Class A ordinary shares sold in our initial public offering and pursuant to the over-allotment option, and 628,500 private placement shares) and 5,359,375 Class B ordinary shares outstanding as of December 31, 2022. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class.

	Class B ordinary shares(2)		Class A ordinary shares(2)
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
two sponsor (our sponsor)(3)	5,254,375	98.0%	—	—	19.6%
Kevin E. Hartz	—	—	—	—	—
Gautam Gupta	—	—	—	—	—
Troy B. Steckenrider III	—	—	—	—	—
Michelle Gill	25,000	0.5%	—	—	*
Pierre Lamond	30,000	0.5%	—	—	*
Ryan Petersen	25,000	0.5%	—	—	*
All officers and directors as a group (five individuals)	5,334,375	99.5%	—	—	0.3%

*	Less than 0.1% percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is the principal business address of the company.

(2)	The Class B ordinary shares automatically convert into Class A shares upon consummation of an initial business combination, at a ratio of no less than one-to-one.

(3)	two sponsor is the record holder of the Class B ordinary shares and the private placement shares reported herein. Mr. Hartz, Mr. Gupta and Mr. Steckenrider are members of A-Star Investments, LLC, which is the sole member of two sponsor, and are not deemed to beneficially own the shares held by two sponsor. None of these individuals exercise sole investment or dispositive power with respect to the securities reported herein.

Our initial shareholders beneficially owned approximately 19.2% of the issued and outstanding shares of our ordinary shares following our initial public offering and the exercise of the over-allotment. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

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

We have entered into a registration and shareholder rights agreement pursuant to which our initial shareholders, and their permitted transferees, if any, are entitled to certain registration rights with respect to the private placement warrants, the securities issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares. Further, pursuant to an agreement to be entered into on or prior to the closing of our initial public offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement, which is described under the section of this report entitled “Description of Securities-Registration and Shareholder Rights.”

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit for the year ended December 31, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021 financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021, including the services rendered in connection with our initial public offering, totaled $65,500 and $119,260, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the year ended December 31, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021 financial statements are not reported under “Audit Fees.” For the the year ended December 31, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021, WithumSmith+Brown, PC did not render such services.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the year ended December 31, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021, WithumSmith+Brown, PC did not render such services.

All Other Fees. All other fees consist of fees billed for all other services. For the year ended December 31, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021, WithumSmith+Brown, PC did not render any of these other services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 29, 2021, between the Company and Citigroup Global Markets, Inc.(1)
3.1	Amended and Restated Memorandum and Articles of Association.(1)
4.1	Form of Specimen Ordinary Share Certificate.(2)
4.4	Description of Securities.*
10.1	Promissory Note, dated as of January 21, 2021, issued to two sponsor.(2)
10.2	Letter Agreement by and between the Company and its initial shareholders, dated as of March 29, 2021. (1)
10.3	Investment Management Trust Agreement, dated as of March 29, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee agent.(1)
10.4	Registration Rights Agreement, dated as of March 29, 2020, between the Company and the Sponsor.(2)
10.5	Securities Subscription Agreement, dated as of January 21, 2021, by and between the Company and two sponsor.(1)
10.6	Administrative Support Agreement, dated March 29, 2021, by and between the Company and two sponsor.(1)
10.7	Form of Indemnity Agreement by and between the Company and each of the officers and directors of the Company.(2)
14.1	Form of Code of Ethics and Business Conduct. (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1/A, filed with the SEC on March 23, 2021.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on April 2, 2021.

Item 16.	Form 10-K Summary

None.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholder’s Deficit for the year ended December 31, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

two

Opinion on the Financial Statements

We have audited the accompanying balance sheets of two (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from January 15, 2021 (inception) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by April 1, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

March 27, 2023

PCAOB ID Number 100

TWO

BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash	$336,252	$983,362
Prepaid expenses	86,399	412,025
Total current assets	422,651	1,395,387
Investments held in Trust Account	217,265,704	214,410,557
Total Assets	$217,688,355	$215,805,944

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,991	$163,300
Accrued expenses	608,096	61,599
Total current liabilities	610,087	224,899
Deferred underwriting commissions	7,503,125	7,503,125
Total liabilities	8,113,212	7,728,024

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 21,437,500 shares at approximately $10.13 and $10.00 per share at redemption value December 31, 2022 and 2021, respectively	217,165,704	214,375,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2022 and 2021	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none and 628,750 shares issued and outstanding (excluding 21,437,500 shares subject to possible redemption) at December 31, 2022 and 2021, respectively	-	63
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,359,375 shares issued and outstanding at December 31, 2022 and 2021	536	536
Additional paid-in capital	-	-
Accumulated deficit	(7,591,097)	(6,297,679)
Total shareholders’ deficit	(7,590,561)	(6,297,080)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$217,688,355	$215,805,944

The accompanying notes are an integral part of these financial statements.

TWO

STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2022	For The Period From January 15, 2021 (inception) through December 31, 2021
General and administrative expenses	$1,237,924	$688,440
Administrative expenses - related party	120,000	90,000
Loss from operations	(1,357,924)	(778,440)
Income from investments held in Trust Account	2,855,147	35,557
Net income (loss)	$1,497,223	$(742,883)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	22,062,805	17,238,244
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.05	$(0.03)
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,359,375	5,198,616
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.05	$(0.03)

The accompanying notes are an integral part of these financial statements.

TWO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Year Ended December 31, 2022 and For the Period From January 15, 2021 (inception) Through December 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 15, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Sale of Class A private placement shares to Sponsor in private placement	628,750	63	-	-	6,287,437	-	6,287,500
Forfeiture of Class B ordinary shares	-	-	(390,625)	(39)	39	-	-
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	(6,311,901)	(5,554,796)	(11,866,697)
Net loss	-	-	-	-	-	(742,883)	(742,883)
Balance - December 31, 2021	628,750	63	5,359,375	536	-	(6,297,679)	(6,297,080)
Forfeiture of Class A private placement shares	(628,750)	(63)	-	-	63	-	-
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	(63)	(2,790,641)	(2,790,704)
Net income	-	-	-	-	-	1,497,223	1,497,223
Balance - December 31, 2022	-	$-	5,359,375	$536	$-	$(7,591,097)	$(7,590,561)

The accompanying notes are an integral part of these financial statements.

TWO

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2022	For The Period From January 15, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$1,497,223	$(742,883)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	-	25,000
Income from investments held in Trust Account	(2,855,147)	(35,557)
Changes in operating assets and liabilities:
Prepaid expenses	325,626	(412,025)
Accounts payable	(76,309)	78,300
Accrued expenses	546,497	61,599
Net cash used in operating activities	(562,110)	(1,025,566)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(214,375,000)
Cash used in investing activities	-	(214,375,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	-	(80,693)
Proceeds received from initial public offering, gross	-	214,375,000
Proceeds received from private placement	-	6,287,500
Offering costs paid, net of reimbursement from underwriter	(85,000)	(4,197,879)
Net cash (used in) provided by financing activities	(85,000)	216,383,928

Net change in cash	(647,110)	983,362

Cash - beginning of the period	983,362	-
Cash - end of the period	$336,252	$983,362

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued expenses	$-	$85,000
Offering costs paid by related party under promissory note	$-	$80,693
Deferred underwriting commissions in connection with the initial public offering	$-	$7,503,125

The accompanying notes are an integral part of these financial statements.

Note 1-Description of Organization, Business Operations and Basis of Presentation

two (the “Company”) was incorporated as a Cayman Islands exempted company on January 15, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from investments in the Trust Account derived from the proceeds of the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 600,000 Class A ordinary shares (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $6.0 million (see Note 4). Simultaneously with the closing of the Over-Allotment on April 13, 2021, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 28,750 Private Placement Shares by the Sponsor, generating gross proceeds to the Company of $287,500. On December 30, 2022, the Company’s Sponsor unconditionally and irrevocably forfeited all 628,750 Private Placement Shares to the Company for no value and the Company cancelled the Private Placement Shares effective as of the same date.

Upon the closing of the Initial Public Offering the Over-Allotment, and the Private Placements, approximately $214.4 million ($10.00 per share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and of the Private Placement Shares in the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will invest only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Liquidity and Capital Resources

As of December 31, 2022, the Company had approximately $336,000 in its operating bank account and a working deficit of approximately $187,000.

The Company’s liquidity needs to date have been satisfied through $25,000 paid by the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $81,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.5 million (net of a required reimbursement from the underwriter). The Company repaid the Note in full on April 5, 2021. No additional borrowing is available under the Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2022 and 2021, there were no Working Capital Loans outstanding.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that the liquidity issue and the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 1, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company plans to complete a business combination prior to the mandatory liquidation date.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement and Second Private Placement, the Company issued 628,750 Private Placement Shares to the Sponsor. These Private Placement Shares would not have been transferable, assignable or salable until 30 days after the completion of the initial Business Combination. They were also considered non-redeemable and were presented as permanent equity in the Company’s balance sheets. On December 30, 2022, the Sponsor unconditionally and irrevocably forfeited all 628,750 Private Placement Shares to the Company for no value and the Company cancelled the Private Placement Shares effective as of the same date. The Company’s Class A ordinary shares sold in the Initial Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 21,437,500 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Under ASC 480-10S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering (including the exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as an increase in redemption value of Class A ordinary shares subject to possible redemption as reflected on the accompanying statements of changes in shareholders’ deficit.

Income Taxes

The Company follows accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

At December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For The Year Ended December 31, 2022		For The Period From January 15, 2021 (Inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$1,204,607	$292,616	$(570,757)	$(172,126)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	22,062,805	5,359,375	17,238,244	5,198,616

Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$(0.03)	$(0.03)

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

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination. On December 30, 2022, the Sponsor unconditionally and irrevocably forfeited all 628,750 Private Placement Shares to the Company for no value and the Company cancelled the Private Placement Shares effective as of the same date.

Sponsor Loan

On January 21, 2021, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $81,000 under the Note and repaid the Note in full on April 5, 2021. No additional borrowing is available under the Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement shares at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no Working Capital Loans outstanding.

Administrative Support Agreement

On March 29, 2021, the Company entered into an agreement with the Sponsor pursuant to which, commencing on the date the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021, the Company incurred $120,000 and $90,000, respectively, in expenses for these services, which is included in administrative expenses-related party on the accompanying statements of operations. No amount was due as of December 31, 2022 and 2021.

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

Contingent Fee Arrangement

On June 22, 2022, the Company entered arrangement with Oppenheimer & Co. Inc. (“Oppenheimer”) to obtain financial advisory services and for Oppenheimer to act as the Company’s placement agent in connection with raising capital with a specific target in its search for a Business Combination. Oppenheimer would be entitled to a transaction fee of $7.0 million and a financing fee of 4.0% of the principal balance placed, subject to a minimum fee of $2.0 million (“Arrangement”). Per the Arrangement, fees for these services are contingent upon the closing of a Business Combination and consummation of the financing and therefore they are not included as liabilities on the accompanying balance sheets. Under the arrangement, the Company will also reimburse Oppenheimer for reasonable expenses. As of December 31, 2022, no expenses have been incurred.

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

Management continues to evaluate the impact of these types of risks on the industry and has concluded that while it is reasonably possible that these types of risks could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6-Class A Ordinary Shares Subject To Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 21,437,500 and 22,066,250 Class A ordinary shares outstanding, respectively, of which 21,437,500 shares were subject to possible redemption.

Class A ordinary shares subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds	$214,375,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(11,866,697)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	11,866,697
Class A ordinary shares subject to possible redemption, December 31, 2021	214,375,000
Increase in redemption value of Class A ordinary shares subject to possible redemption amount	2,790,704
Class A ordinary shares subject to possible redemption, December 31, 2022	$217,165,704

Note 7-Shareholders’ Deficit

Preference Shares- The Company is authorized to issue 1,000,000 preference shares with a par value $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares- The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 21,437,500 and 22,066,250 Class A ordinary shares issued and outstanding, respectively, of which 21,437,500 shares were subject to possible redemption and have been classified as temporary equity (See Note 6).

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

Note 8-Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account:
US Treasury Securities(1)	$217,262,118	$-	$-

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account:
US Treasury Securities(2)	$214,409,929	$-	$-

(1)	Excludes $3,586 of cash balance held within the Trust Account
(2)	Excludes $628 of cash balance held within the Trust Account

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the year ended December 31, 2022 and for the period from January 15, 2021 (inception) through December 31, 2021.

Level 1 assets include investments in Treasury Bills. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 9-Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as described below.

On February 14, 2023, the underwriter agreed to waive its right to receive the deferred underwriting fee in the event that the Company completes an Initial Business Combination.

On March 10, 2023, the Company filed a definitive proxy statement to solicit proxies for an Extraordinary General Meeting which the Company intends to hold on March 31, 2023, for shareholders to consider and vote upon (1) a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a Business Combination from April 1, 2023 (the date which is 24 months from the closing date of the Company’s IPO) to January 1, 2024 (the date which is 33 months from the closing date of the IPO) (the “Extension Amendment Proposal”) and (2) as an ordinary resolution, to approve the adjournment of the Extraordinary General Meeting to a later date or dates, if necessary, either (x) to permit further solicitation and vote of proxies in the event that there are insufficient votes to approve the Extension Amendment Proposal or if the Company determines that additional time is necessary to effectuate the Extension or (y) if the Board determines before the Extraordinary General Meeting that it is not necessary or no longer desirable to proceed with the Extension Amendment Proposal.

On March 22, 2023, the Sponsor advised the Company that it had entered into a term sheet with HC PropTech Partners III, LLC (“Buyer”), pursuant to which the Sponsor and Buyer will seek to enter into a definitive agreement providing for, among other things, (i) the sale of up to 4,854,375 Class B ordinary shares held by Sponsor to Buyer and (ii) the resignation of the existing directors and officers of the Company and the appointment of directors and officers designated by Buyer. Any such transaction would be contingent upon, among other things, the approval of the Extension Amendment Proposal and the retention of at least $50,000,000 in the Trust Account, and would be expected to close on March 31, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2023

two

By:	/s/ Kevin E. Hartz
Name:	Kevin E. Hartz
Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Kevin E. Hartz	Co-Chief Executive Officer and Director	March 27, 2023
Kevin E. Hartz	(Principal Executive Officer)

/s/ Troy B. Steckenrider III	Chief Financial Officer and Director	March 27, 2023
Troy B. Steckenrider III	(Principal Financial and Accounting Officer)

/s/ Gautam Gupta	Co-Chief Executive Officer and Director	March 27, 2023
Gautam Gupta

/s/ Pierre Lamond	Director	March 27, 2023
Pierre Lamond

/s/ Michelle Gill	Director	March 27, 2023
Michelle Gill

/s/ Ryan Petersen	Director	March 27, 2023
Ryan Petersen

71