Form 10-Q
period 2023-03-31
two
filed 2023-05-15
CIK 1843988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of May 15, 2023, 5,000,013 Class A ordinary shares, par value $0.0001 per share, and 5,359,375 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

TWO

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements

TWO

CONDENSED BALANCE SHEETS

	MARCH 31, 2023	DECEMBER 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash	$36,960	$336,252
Prepaid expenses	84,894	86,399
Total current assets	121,854	422,651
Marketable securities held in Trust Account	218,899,898	217,265,704
Total Assets	$219,021,752	$217,688,355

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$55,401	$1,991
Accrued expenses	650,798	608,096
Class A ordinary shares tendered for redemption, 16,437,487 shares at $10.23 per share to be paid out of Trust account (note 2)	168,236,768	-
Total current liabilities	168,942,967	610,087
Deferred underwriting commissions	-	7,503,125
Total liabilities	168,942,967	8,113,212

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 5,000,013 and 21,437,500 shares at $10.11 and 10.13 per share at March 31, 2023 and December 31, 2022, respectively	50,563,130	217,165,704

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued or outstanding (excluding 21,437,500 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,359,375 shares issued and outstanding	536	536
Additional paid-in capital	-	-
Accumulated deficit	(484,881)	(7,591,097)
Total shareholders’ deficit	(484,345)	(7,590,561)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$219,021,752	$217,688,355

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31, 2023	For The Three Months Ended March 31, 2022

General and administrative expenses	$396,909	$273,368
Loss from operations	(396,909)	(273,368)
Gain (loss) on marketable securities (net), dividends and interest, held in Trust Account	1,634,194	(126,313)
Net income (loss)	$1,237,285	$(399,681)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	21,437,500	22,066,250
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.05	$(0.01)
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,359,375	5,359,375
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.05	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	-	$-	5,359,375	$536	$-	$(7,591,097)	$(7,590,561)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	5,868,931	5,868,931
Net income	-	-	-	-	-	1,237,285	1,237,285
Balance as of March 31, 2023	-	$-	5,359,375	$536	$-	$(484,881)	$(484,345)

For the Three Months Ended March 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	628,750	$63	5,359,375	$536	$-	$(6,297,679)	$(6,297,080)
Net loss	-	-	-	-	-	(399,681)	(399,681)
Balance as of March 31, 2022	628,750	$63	5,359,375	$536	$-	$(6,697,360)	$(6,696,761)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED MARCH 31, 2023	FOR THE THREE MONTHS ENDED MARCH 31, 2022
Cash Flows from Operating Activities
Net income (loss)	$1,237,285	$(399,681)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain (loss) on marketable securities (net), dividends and interest, held in Trust Account	(1,634,194)	126,313
Changes in operating assets and liabilities:
Prepaid and other assets	1,505	20,625
Accounts payable	53,410	(141,221)
Accrued expenses	42,702	152,423
Net cash used in operating activities	(299,292)	(241,541)
Cash Flows from Financing Activities
Offering costs paid	-	(85,000)
Net cash provided by (used in) financing activities	-	(85,000)

Net change in cash	(299,292)	(326,541)
Cash - beginning of period	336,252	983,362
Cash - end of period	$36,960	$656,821

Supplemental disclosure of noncash investing and financing activities:
Extinguishment of deferred underwriting commissions	$(7,503,125)	$-

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from investments in the Trust Account derived from the proceeds of the Initial Public Offering.

The Company’s sponsor was originally two sponsor, a Cayman Islands exempted limited company (the “Original Sponsor”), until March 31, 2023 and has been HC Proptech Partners III, LLC (the “New Sponsor”) since March 31, 2023. The registration statement for the Company’s Initial Public Offering was declared effective March 29, 2021. On April 1, 2021, the Company consummated its Initial Public Offering of 20,000,000 Class A ordinary shares (the “Public Shares”), at an offering price of $10.00 per Public Share, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.1 million (net of a required reimbursement from the underwriter), of which $7.0 million was for deferred underwriting commissions (see Note 5). The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional shares to cover over-allotments, if any, at $10.00 per share. The underwriter partially exercised the over-allotment option and on April 13, 2021, purchased an additional 1,437,500 Class A ordinary shares (the “Additional Shares”), generating gross proceeds of approximately $14.4 million (the “Over-Allotment”), and the Company incurred additional offering costs of approximately $755,000 (net of a required reimbursement from the underwriter), of which approximately $503,000 was for deferred underwriting fees.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 600,000 Class A ordinary shares (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Original Sponsor, generating gross proceeds of approximately $6.0 million (see Note 4). Simultaneously with the closing of the Over-Allotment on April 13, 2021, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 28,750 Private Placement Shares by the Original Sponsor, generating gross proceeds to the Company of $287,500.

Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placements, $214.4 million ($10.00 per share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and of the Private Placement Shares in the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and were originally invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations and later moved to cash demand accounts, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940.

TWO

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company to the underwriter, as such commissions were waived by the underwriters on February 14, 2023 (as discussed in Note 5). These Public Shares have been classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to an Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4), Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which requires insiders to (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.

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

The Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial business combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination by January 1, 2024 (the “Combination Period”) or (B) with respect to any shareholders’ rights prior to the initial Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

TWO

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Original Sponsor, the New Sponsor, officers and directors agreed to waive their liquidation rights with respect to the Founder Shares and any Private Placement Shares they hold if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive their rights to its deferred underwriting commission (see Note 5) held in the Trust Account and such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Original Sponsor and New Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the New Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the New Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On March 10, 2023, the Company filed a definitive proxy statement to solicit proxies for an Extraordinary General Meeting which the Company intends to hold on March 31, 2023, for shareholders to consider and vote upon (1) a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a Business Combination from April 1, 2023 (the date which is 24 months from the closing date of the Company’s IPO) to January 1, 2024 (the date which is 33 months from the closing date of the IPO) (the “Extension Amendment Proposal”) and (2) as an ordinary resolution, to approve the adjournment of the Extraordinary General Meeting to a later date or dates, if necessary, either (x) to permit further solicitation and vote of proxies in the event that there are insufficient votes to approve the Extension Amendment Proposal or if the Company determines that additional time is necessary to effectuate the Extension or (y) if the Board determines before the Extraordinary General Meeting that it is not necessary or no longer desirable to proceed with the Extension Amendment Proposal. On March 31, 2023, the Company reconvened its special meeting of stockholders. At the Special Meeting, the Company’s stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination from April 1, 2023 to January 1, 2024 or such earlier date as determined by the Company’s board of directors (the “Extension”).

In connection with the Special Meeting, on March 31, 2023 stockholders holding 16,437,487 shares of the Company’s Class A common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $168.2 million (approximately $10.23 per share of Class A common stock) was removed from the Trust Account to pay such holders and approximately $51.1 million remained in the Trust Account. Following the redemptions, the Company has 5,000,013 shares of Class A common stock outstanding.

Liquidity and Going Concern

As of March 31, 2023, the Company had approximately $36,960 in its operating bank account and working capital deficit of approximately $584,000.

The Company’s liquidity needs to date have been satisfied through $25,000 paid by the Original Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $81,000 from the Original Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.5 million (net of a required reimbursement from the underwriter). The Company repaid the Note in full on April 5, 2021. No additional borrowing is available under the Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Original Sponsor, the New Sponsor, any of their affiliates, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that the liquidity issue and the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 1, 2024. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company plans to complete a business combination prior to the mandatory liquidation date.

TWO

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2-Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the amended Annual Report on Form 10-K filed by the Company with the SEC on March 27, 2023.

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

Further, Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

TWO

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in gain on marketable securities (net), dividends and interest, held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

In March 2023, the Company instructed the trustee of the Trust Account to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account until the earlier of consummation of a Business Combination and liquidation of the Company.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, and other costs incurred that were directly related to the Initial Public Offering and were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

TWO

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 628,750 Private Placement Shares to the Original Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination. They are also considered non-redeemable and are presented as permanent equity in the Company’s condensed balance sheets. On December 30, 2022, the Sponsor unconditionally and irrevocably forfeited all 628,750 Private Placement Shares to the Company for no value and the Company cancelled the Private Placement Shares effective as of the same date. The Company’s Class A ordinary shares sold in the Initial Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 5,000,013 and 21,437,500 Class A ordinary shares, respectively, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Income Taxes

The Company follows accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

At March 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three months ended March 31, 2023, the three months ended March 31, 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

TWO

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For The Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$989,828	$247,457	$(321,577)	$(78,104)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	21,437,500	5,359,375	22,066,250	5,359,375
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$(0.01)	$(0.01)

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

The Company granted the underwriter a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Public Shares to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriter partially exercised the over-allotment option and on April 13, 2021, purchased 1,437,500 Additional Shares, generating gross proceeds of approximately $14.4 million, and the Company incurred additional offering costs of approximately $755,000 (net of a required reimbursement from the underwriter), of which approximately $503,000 was for deferred underwriting fees.

Note 4-Related Party Transactions

Founder Shares

On January 21, 2021, the Original Sponsor paid $25,000, or approximately $0.004 per share, to cover expenses in consideration for 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). Up to 750,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 8, 2021, the Original Sponsor transferred 25,000 Founder Shares to each of Michelle Gill, Ryan Petersen and Laura de Petra, and 30,000 Founder Shares to Pierre Lamond. Such shares will not be subject to forfeiture in the event the underwriter’s over-allotment is not exercised. The underwriters partially exercised their over-allotment option on April 13, 2021 and on April 19, 2021, the Original Sponsor surrendered 390,625 Class B ordinary shares for no consideration resulting in 5,359,375 Class B ordinary shares issued and outstanding with no shares subject to forfeiture. On March 31, 2023, 3,347,611 Class B ordinary shares were purchased from the Original Sponsor by the New Sponsor, and 1,506,764 were transferred in connection with non-redemption agreements.

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

Private Placement Shares

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 600,000 Private Placement Shares, at a price of $10.00 per Private Placement Share to the Original Sponsor, generating gross proceeds of approximately $6.0 million. If the over-allotment option was exercised, the Original Sponsor could have purchased an additional amount of up to 60,000 Private Placement Shares at a price of $10.00 per share. A portion of the proceeds from the Private Placement Shares was added to the proceeds from the Initial Public Offering held in the Trust Account. Simultaneously with the closing of the Over-Allotment on April 13, 2021, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 28,750 Private Placement Shares by the Original Sponsor, generating gross proceeds to the Company of $287,500. On December 30, 2022, the Sponsor unconditionally and irrevocably forfeited all 628,750 Private Placement Shares to the Company for no value and the Company cancelled the Private Placement Shares effective as of the same date.

The Original Sponsor, the New Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination.

Sponsor Loan

On January 21, 2021, the Original Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $81,000 under the Note and repaid the Note in full on April 5, 2021. No additional borrowing is available under the Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Original Sponsor, the New Sponsor, any of their affiliates, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement shares at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no Working Capital Loans outstanding.

Administrative Services Agreement

On March 29, 2021, the Company entered into that certain administrative services agreement (the “Administrative Services Agreement”) with the Original Sponsor pursuant to which, commencing on the date the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Original Sponsor a total of $10,000 per month for office space, secretarial and administrative services. On March 31, 2023, pursuant to an assignment and assumption agreement, the Original Sponsor assigned the Administrative Services Agreement to the New Sponsor. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2023 and 2022, the Company incurred $30,000 in expenses for these services, which are included in general and administrative expenses on the accompanying unaudited condensed statements of operations. No amount was due as of March 31, 2023 and December 31, 2022.

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

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.20 per share, or $4.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per share, or approximately $7.0 million in the aggregate was deferred underwriting commissions to the underwriter.

The underwriter partially exercised the over-allotment option and was entitled to an additional fee of approximately $755,000 (net of a required reimbursement from the underwriter), of which approximately $503,000 was for deferred underwriting commissions.

On February 14, 2023, the representative of the underwriters executed a waiver agreement to forfeit any rights or claims they have, or may in the future have, to the deferred underwriting commissions. The Company reduced the deferred underwriting fee payable on the unaudited condensed balance sheets by the full amount of $7,503,125 which was charged directly to accumulated deficit in the unaudited condensed statement of changes in shareholders’ deficit.

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

Note 6-Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 5,000,013 and 21,437,500 Class A ordinary shares outstanding, respectively, of which 5,000,013 and 21,437,500 shares were subject to possible redemption, respectively.

TWO

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022	$217,165,704
Class A ordinary shares tendered for redemption	(168,236,768)
Plus:
Waiver of Class A shares issuance costs	7,503,125
Less:
Increase in redemption value of Class A ordinary shares subject to possible redemption amount	(5,868,931)
Class A ordinary shares subject to possible redemption, March 31, 2023	$50,563,130

Note 7-Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 5,000,013 and 21,437,500 Class A ordinary shares outstanding, respectively, all of which shares were subject to possible redemption and have been classified as temporary equity, respectively (see Note 6).

Class B Ordinary Shares - The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On January 21, 2021, 5,750,000 Class B ordinary shares were issued to the Company’s Sponsor. Of the 5,750,000 Class B ordinary shares, an aggregate of up to 750,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares) after the Initial Public Offering. The underwriters partially exercised their over-allotment option on April 13, 2021, 390,625 Class B ordinary shares were forfeited for no consideration resulting in 5,359,375 Class B ordinary shares issued and outstanding with no shares subject to forfeiture. On March 31, 2023, 3,347,611 Class B ordinary shares were purchased from the Original Sponsor by the New Sponsor, and 1,506,764 were transferred in connection with the non-redemption agreements.

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

TWO

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8-Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

March 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable securities held in Trust Account:
U.S. Treasury Trust Funds	$218,899,898	$—	$—

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable securities held in Trust Account:
U.S. Treasury Securities (1)	$217,265,704	$—	$—

(1)	Excludes $3,586 of cash balance held within the Trust Account

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the three months ended March 31, 2023 and 2022.

Level 1 assets include investments in Treasury Bills and treasury focused treasury trust funds. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 9-Subsequent Events

Management has evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than the items discussed below, that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 6, 2023 Shareholders holding 16,437,487 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account for a total of $168,236,768. Following redemptions, the Company has 5,000,013 Public Shares outstanding. After the satisfaction of such redemptions, the balance of the Trust Account was approximately $51.5 million.

On March 31, 2023, all of the directors and officers of the Company resigned, and Thomas Hennessy was appointed as a director and as Chairman, Chief Executive Officer and Interim Chief Financial Officer, and each of M. Joseph Beck, Jack Leeney and Adam Blake was appointed as a director. On April 27, 2023, Gloria Fu was appointed as a director and Nicholas Geeza was appointed Chief Financial Officer.

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

Our sponsor was originally two sponsor, a Cayman Islands exempted limited company (the “Original Sponsor”), until March 31, 2023 and has been HC Proptech Partners III, LLC (the “New Sponsor”) since March 31, 2023. The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective March 29, 2021. On April 1, 2021, we consummated our Initial Public Offering of 20,000,000 Class A ordinary shares (the “Public Shares”), at an offering price of $10.00 per Public Share, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.1 million (net of a required reimbursement from the underwriter), of which $7.0 million was for deferred underwriting commissions. The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional shares to cover over-allotments, if any, at $10.00 per share. The underwriter partially exercised the over-allotment option and on April 13, 2021 purchased an additional 1,437,500 Class A ordinary shares (the “Additional Shares”), generating gross proceeds of approximately $14.4 million (the “Over-Allotment”), and we incurred additional offering costs of approximately $755,000 (net of a required reimbursement from the underwriter), of which approximately $503,000 was for deferred underwriting fees.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 600,000 Class A ordinary shares (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Original Sponsor, generating gross proceeds of approximately $6.0 million. Simultaneously with the closing of the Over-Allotment on April 13, 2021, we consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 28,750 Private Placement Shares by the Original Sponsor, generating gross proceeds to the Company of $287,500.

Upon the closing of the Initial Public Offering, the Over-Allotment, and the Private Placements, $214.4 million ($10.00 per share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and of the Private Placement Shares in the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and were originally invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations and later moved to cash demand accounts, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

If we are unable to complete a Business Combination by January 1, 2024, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On March 31, 2023, the Company held its extraordinary general meeting of shareholders at which the shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a Business Combination from April 1, 2023 (the date which was 24 months from the closing date of the Company’s Initial Public Offering) to January 1, 2024 (the date which is 33 months from the closing date of the Initial Public Offering).

On March 31, 2023, the Original Sponsor sold 4,854,375 Class B ordinary shares of the Company to the New Sponsor, which became the Company’s sponsor by assuming the rights and obligations of the Original Sponsor to the Company.

Liquidity and Going Concern

As of March 31, 2023, we had approximately $37,000 in cash and a working capital deficit of approximately $584,000.

Our liquidity needs to date have been satisfied through $25,000 paid by the Original Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $81,000 from the Original Sponsor pursuant to a promissory note issued by the Company to the Original Sponsor (the “Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.5 million (net of a required reimbursement from the underwriter). We repaid the Note in full on April 5, 2021, and no additional borrowing is available under the Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Original Sponsor, the New Sponsor, any of their affiliates, or certain of our officers and directors may, but are not obligated to, provide us loans for working capital purposes (“Working Capital Loans”). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the liquidity issue and the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 1, 2024. The condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. We plan to complete a Business Combination prior to the mandatory liquidation date.

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect our ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our ability to complete a Business Combination and the value of our securities.

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

Results of Operations

Our entire activity from inception to March 31, 2023, was for our formation and the Initial Public Offering, and subsequent to the Initial Public Offering, the search for a target for our initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2023, we had net income of approximately $1,237,285, which consisted of approximately $1,634,194 in gain (loss) on marketable securities (net), dividends and interest, held in Trust Account, partially offset by approximately $396,909 in general and administrative expenses.

For the three months ended March 31, 2022, we had a net loss of approximately $399,681, which consisted of approximately $273,368 in general and administrative expenses, and $126,313 in gain (loss) on marketable securities (net), dividends and interest, held in Trust Account.

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

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.20 per share, or $4.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per share, or approximately $7.0 million in the aggregate was deferred underwriting commissions to the underwriter.

The underwriter partially exercised the over-allotment option and was entitled to an additional fee of approximately $755,000 (net of a required reimbursement from the underwriter), of which approximately $503,000 was for deferred underwriting commissions.

On February 14, 2023, the representative of the underwriters waived any rights to receive the deferred underwriting commissions.

Administrative Services Agreement

On March 29, 2021, we entered into that certain administrative services agreement (the “Administrative Services Agreement”) with the Original Sponsor pursuant to which, commencing on the date our securities were first listed on the New York Stock Exchange, we agreed to pay the Original Sponsor a total of $10,000 per month for office space, secretarial and administrative services. On March 31, 2023, pursuant to an assignment and assumption agreement, the Original Sponsor assigned the Administrative Services Agreement to the New Sponsor. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. During the three months ended March 31, 2023 and 2022, we incurred $30,000 and $30,000 in expenses for these services, respectively, which are included in administrative expenses-related party on the accompanying unaudited condensed statements of operations. No amount was due as of March 31, 2023 and December 31, 2022.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption (our Public Shares) in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 628,750 Private Placement Shares to the Original Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination. They are also considered non-redeemable and are presented as permanent equity in the Company’s condensed balance sheets. On December 30, 2022, the Sponsor unconditionally and irrevocably forfeited all 628,750 Private Placement Shares to the Company for no value and the Company cancelled the Private Placement Shares effective as of the same date. Our Class A ordinary shares sold in the Initial Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 5,000,013 and 21,437,500 Class A ordinary shares, respectively, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Investments Held in the Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in gain on marketable securities (net), dividends and interest, held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

At March 31, 2023 and December 31, 2022, we did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1*	Amendment to Amended and Restated Memorandum and Articles of Association.

10.1	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2023)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

two

Date: May 15, 2023	By:	/s/ Thomas Hennessy
	Name:	Thomas Hennessy
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Nicholas Geeza
	Name:	Nicholas Geeza
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

