Form 10-Q
period 2023-06-30
two
filed 2023-08-11
CIK 1843988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, 5,000,013 Class A ordinary shares, par value $0.0001 per share, and 5,359,375 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

TWO

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements

TWO

CONDENSED BALANCE SHEETS

	JUNE 30, 2023	DECEMBER 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash	$24,967	$336,252
Prepaid expenses	270,595	86,399
Total current assets	295,562	422,651
Marketable securities held in Trust Account	51,954,200	217,265,704
Total Assets	$52,249,762	$217,688,355

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$-	$1,991
Accrued expenses	645,096	608,096
Note payable-related party	668,414	-
Total current liabilities	1,313,510	610,087
Deferred underwriting commissions	-	7,503,125
Total liabilities	1,313,510	8,113,212

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 5,000,013 and 21,437,500 shares at $10.37 and $10.13 per share at June 30, 2023 and December 31, 2022, respectively	51,854,200	217,165,704

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued or outstanding (excluding 5,000,013 and 21,437,500 shares subject to possible redemption at June 30, 2023 and December 31, 2022, respectively)	-	-
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,359,375 shares issued and outstanding	536	536
Additional paid-in capital	-	-
Accumulated deficit	(918,484)	(7,591,097)
Total shareholders’ deficit	(917,948)	(7,590,561)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$52,249,762	$217,688,355

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30, 2023	For The Three Months Ended June 30, 2022	For The Six Months Ended June 30, 2023	For The Six Months Ended June 30, 2022

General and administrative expenses	$433,603	$170,491	$830,512	$443,859
Loss from operations	(433,603)	(170,491)	(830,512)	(443,859)
Gain on marketable securities (net), dividends and interest, held in Trust Account	1,291,070	305,707	2,925,264	179,394
Income (loss) before taxes	857,467	135,216	2,094,752	(264,465)
Income tax expense	-	-	-	-
Net income (loss)	$857,467	$135,216	$2,094,752	$(264,465)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	5,000,013	22,066,250	13,173,349	22,066,250
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$0.08	$0.00	$0.11	$(0.01)
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,359,375	5,359,375	5,359,375	5,359,375
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.08	$0.00	$0.11	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	-	$-	5,359,375	$536	$-	$(7,591,097)	$(7,590,561)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	5,868,931	5,868,931
Net income	-	-	-	-	-	1,237,285	1,237,285
Balance as of March 31, 2023	-	$-	5,359,375	$536	$-	$(484,881)	$(484,345)

Remeasurement of Class A ordinary shares to redemption value			-	-	-	(1,291,070)	(1,291,070)
Net income	-	-	-	-	-	857,467	857,467
Balance as of June 30, 2023	-	$-	5,359,375	$536	$-	$(918,484)	$(917,948)

For the Three and Six Months Ended June 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	628,750	$63	5,359,375	536	$-	$(6,297,679)	$(6,297,080)
Net loss	-	-	-	-	-	(399,681)	(399,681)
Balance as of March 31, 2022	628,750	$63	5,359,375	$536	$-	$(6,697,360)	$(6,696,761)
Remeasurement of Class A ordinary shares to redemption value			-	-	-	114,951	114,951
Net income	-	-	-	-	-	135,216	135,216
Balance as of June 30, 2022	628,750	$63	5,359,375	$536	$-	$(6,447,193)	$(6,446,594)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30, 2023	For The Six Months Ended June 30, 2022
Cash Flows from Operating Activities
Net income (loss)	$2,094,752	$(264,465)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(2,925,264)	(179,394)
Changes in operating assets and liabilities:
Prepaid and other assets	(184,196)	103,124
Accounts payable	(1,991)	(151,762)
Accrued expenses	37,000	81,835
Net cash used in operating activities	(979,699)	(410,662)

Cash Flows from Investing Activities
Trust Account Withdrawal - redemption	168,236,768	-
Net cash provided by investing activities	168,236,768	-

Cash Flows from Financing Activities
Redemption of 16,437,487 Class A shares	(168,236,768)	-
Proceeds from note payable - related party	668,414	-
Offering costs paid, net of reimbursement from underwriter	-	(85,000)
Net cash used in financing activities	(167,568,354)	(85,000)

Net decrease in cash	(311,285)	(495,662)
Cash - beginning of period	336,252	983,362
Cash - end of period	$24,967	$487,700

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fees payable	$(7,503,125)	$-

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from investments in the Trust Account derived from the proceeds of the Initial Public Offering.

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

In connection with the extraordinary general meeting of shareholders, on March 31, 2023 shareholders holding 16,437,487 Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $168.2 million (approximately $10.23 per share) was removed from the Trust Account to pay such holders and approximately $51.1 million remained in the Trust Account. Following the redemptions, the Company had 5,000,013 shares of Class A ordinary shares stock outstanding.

On March 31, 2023, the Original Sponsor sold up to 4,854,375 Class B ordinary shares of the Company to the New Sponsor, which became the Company’s sponsor by assuming the rights and obligations of the Original Sponsor to the Company.

Liquidity and Going Concern

As of June 30, 2023, the Company had $24,967 in its operating bank account and a working capital deficit of $1,017,948.

The Company’s liquidity needs to date have been satisfied through $25,000 paid by the Original Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $81,000 from the Original Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.5 million (net of a required reimbursement from the underwriter). The Company repaid the Note in full on April 5, 2021. No additional borrowing is available under the Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Original Sponsor, the New Sponsor, any of their affiliates, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2023 and December 31, 2022, there was $0 and $0 advanced by the Sponsor on a non-convertible Working Capital Loans, respectively.

On August 7, 2023 the Company entered into a promissory note with the Sponsor of an amount up to $1,500,000, of which approximately $668,000 was advanced to the Company and is outstanding as of June 30, 2023. As of December 31, 2022 $0 was outstanding under this agreement.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that the liquidity issue, timing of the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 1, 2024. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company plans to complete a business combination prior to the mandatory liquidation date.

TWO

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2-Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the amended Annual Report on Form 10-K filed by the Company with the SEC on March 27, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

TWO

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account

The Company’s portfolio of investments was originally comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in gain on marketable securities (net), dividends and interest, held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

In March 2023, the Company instructed the trustee of the Trust Account to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account until the earlier of consummation of a Business Combination and liquidation of the Company. The funds are still held in this account as of June 30, 2023.

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

TWO

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 628,750 Private Placement Shares to the Original Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination. They are also considered non-redeemable and are presented as permanent equity in the Company’s condensed balance sheets. On December 30, 2022, the Sponsor unconditionally and irrevocably forfeited all 628,750 Private Placement Shares to the Company for no value and the Company cancelled the Private Placement Shares effective as of the same date. The Company’s Class A ordinary shares sold in the Initial Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 5,000,013 and 21,437,500 Class A ordinary shares, respectively, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Income Taxes

The Company follows accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

At June 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and six months ended June 30, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

TWO

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For The Three Months Ended June,				For The Six Months Ended June,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$413,861	$443,606	$108,793	$26,423	$1,488,982	$605,770	$(212,785)	$(51,680)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	5,000,013	5,359,375	22,066,250	5,359,375	13,173,349	5,359,375	22,066,250	5,359,375
Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$0.00	$0.00	$0.11	$0.11	$(0.01)	$(0.01)

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

Note 4-Related Party Transactions

Founder Shares

On January 21, 2021, the Original Sponsor paid $25,000, or approximately $0.004 per share, to cover expenses in consideration for 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). Up to 750,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 8, 2021, the Original Sponsor transferred 25,000 Founder Shares to each of Michelle Gill, Ryan Petersen and Laura de Petra, and 30,000 Founder Shares to Pierre Lamond. Such shares were subject to forfeiture in the event the underwriter’s over-allotment was not exercised in full. The underwriters partially exercised their over-allotment option on April 13, 2021 and on April 19, 2021, the Original Sponsor surrendered 390,625 Class B ordinary shares for no consideration resulting in 5,359,375 Class B ordinary shares issued and outstanding with no shares subject to forfeiture. On March 31, 2023, 3,347,611 Class B ordinary shares were purchased from the Original Sponsor by the New Sponsor, and 1,506,764 were transferred in connection with non-redemption agreements.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Original Sponsor, the New Sponsor, any of their affiliates, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement shares at a price of $10.00 per share. As of June 30, 2023 and December 31, 2022, the Company had $0 and $0 of convertible Working Capital Loans outstanding, respectively.

Note Payable – Related Party

On August 7, 2023, the Company issued a promissory note to the Sponsor in an amount up to $1,500,000, of which $668,000 had previously been advanced by the Sponsor, and is recorded in the unaudited condensed financial statements. The note accrues no interest and is payable upon the consummation of the initial business combination or the date of the liquidation of the Company.

As of June 30, 2023 and December 31, 2023 the Company had $668,000 and $0, respectively, of related party notes payable outstanding.

Administrative Services Agreement

On March 29, 2021, the Company entered into that certain administrative services agreement (the “Administrative Services Agreement”) with the Original Sponsor pursuant to which, commencing on the date the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Original Sponsor a total of $10,000 per month for office space, secretarial and administrative services. On March 31, 2023, pursuant to an assignment and assumption agreement, the Original Sponsor assigned the Administrative Services Agreement to the New Sponsor. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2023 and 2022, the Company incurred $30,000 and $60,000 in expenses for these services, which are included in general and administrative expenses on the accompanying unaudited condensed statements of operations. No amount was due as of June 30, 2023 and December 31, 2022.

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

Note 6-Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 5,000,013 and 21,437,500 Class A ordinary shares outstanding, respectively, of which 5,000,013 and 21,437,500 shares were subject to possible redemption, respectively.

On March 31, 2023 stockholders holding 16,437,487 Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $168.2 million (approximately $10.23 per share) was removed from the Trust Account to pay such holders and approximately $51.1 million remained in the Trust Account. Following the redemptions, the Company has 5,000,013 Class A outstanding.

TWO

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022	$217,165,704
Class A ordinary shares tendered for redemption	(168,236,768)
Plus:
Waiver of Class A shares issuance costs	7,503,125
Less:
Change in redemption value of Class A ordinary shares subject to possible redemption amount	(4,577,861)
Class A ordinary shares subject to possible redemption, June 30, 2023	$51,854,200

Note 7-Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 5,000,013 and 21,437,500 Class A ordinary shares outstanding, respectively, all of which shares were subject to possible redemption and have been classified as temporary equity, respectively (see Note 6).

Class B Ordinary Shares - The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On January 21, 2021, 5,750,000 Class B ordinary shares were issued to the Company’s Sponsor. Of the 5,750,000 Class B ordinary shares, an aggregate of up to 750,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares) after the Initial Public Offering. The underwriters partially exercised their over-allotment option on April 13, 2021, 390,625 Class B ordinary shares were forfeited for no consideration resulting in 5,359,375 Class B ordinary shares issued and outstanding with no shares subject to forfeiture. On June 30, 2023, 3,347,611 Class B ordinary shares were purchased from the Original Sponsor by the New Sponsor, and 1,506,764 were transferred in connection with the non-redemption agreements.

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

TWO

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8-Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

June 30, 2023

	Quoted	Significant	Significant
	Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Marketable securities held in Trust Account:
U.S. Treasury Trust Funds	$51,954,200	$—	$—

December 31, 2022

	Quoted	Significant	Significant
	Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Marketable securities held in Trust Account:
U.S. Treasury Securities (1)	$217,265,704	$—	$—

(1)	Excludes $3,586 of cash balance held within the Trust Account

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the three and six months ended June 30, 2023 and 2022.

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

On August 7, 2023, the Company issued a promissory note to the Sponsor in an amount up to $1,500,000, of which $668,000 had previously been advanced by the Sponsor, and is recorded in the unaudited condensed financial statements. The note accrues no interest and is payable upon the consummation of the initial business combination or the date of the liquidation of the Company.

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

On March 31, 2023, the Original Sponsor sold up to 4,854,375 Class B ordinary shares of the Company to the New Sponsor, which became the Company’s sponsor by assuming the rights and obligations of the Original Sponsor to the Company.

Liquidity and Going Concern

As of June 30, 2023, we had approximately $25,000 in cash and a working capital deficit of approximately $1,020,000.

The Company’s liquidity needs to date have been satisfied through $25,000 paid by the Original Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $81,000 from the Original Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.5 million (net of a required reimbursement from the underwriter). The Company repaid the Note in full on April 5, 2021. No additional borrowing is available under the Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Original Sponsor, the New Sponsor, any of their affiliates, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2023 and December 31, 2022, there was $0 and $0 advanced by the Sponsor on a non-convertible Working Capital Loans, respectively.

On August 7, 2023, the Company issued a promissory note to the Sponsor in an amount up to $1,500,000, of $668,000 had previously been advanced by the Sponsor, and is recorded in the unaudited condensed financial statements. The note accrues no interest and is payable upon the consummation of the initial business combination or the date of the liquidation of the Company.

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

Results of Operations

Our entire activity from inception to June 30, 2023 was for our formation and the Initial Public Offering, and subsequent to the Initial Public Offering, the search for a target for our initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2023, we had net income of approximately $857,000, which consisted of approximately $1,291,000 in gain on marketable securities (net), dividends and interest, held in Trust Account, partially offset by approximately $434,000 in general and administrative expenses.

For the six months ended June 30, 2023, we had net income of approximately $2,095,000, which consisted of approximately $2,926,000 in gain on marketable securities (net), dividends and interest, held in Trust Account, partially offset by approximately $831,000 in general and administrative expenses.

For the three months ended June 30, 2022, we had net income of approximately $135,000, which consisted of approximately $170,000 in general and administrative expenses, and $305,000 in gain (loss) on marketable securities (net), dividends and interest, held in Trust Account.

For the six months ended June 30, 2022, we had a net loss of approximately $265,000, which consisted of approximately $179,000 in gain on marketable securities (net), dividends and interest, held in Trust Account, partially offset by approximately $444,000 in general and administrative expenses.

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

Administrative Services Agreement

On March 29, 2021, we entered into that certain administrative services agreement (the “Administrative Services Agreement”) with the Original Sponsor pursuant to which, commencing on the date our securities were first listed on the New York Stock Exchange, we agreed to pay the Original Sponsor a total of $10,000 per month for office space, secretarial and administrative services. On March 31, 2023, pursuant to an assignment and assumption agreement, the Original Sponsor assigned the Administrative Services Agreement to the New Sponsor. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. During the three and six months ended June 30, 2023 and 2022, we incurred $30,000 and $60,000 in expenses for these services, respectively, which are included in administrative expenses-related party on the accompanying unaudited condensed statements of operations. No amount was due as of June 30, 2023 and December 31, 2022.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption (our Public Shares) in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 628,750 Private Placement Shares to the Original Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination. They are also considered non-redeemable and are presented as permanent equity in the Company’s condensed balance sheets. On December 30, 2022, the Sponsor unconditionally and irrevocably forfeited all 628,750 Private Placement Shares to the Company for no value and the Company cancelled the Private Placement Shares effective as of the same date. Our Class A ordinary shares sold in the Initial Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 5,000,013 and 21,437,500 Class A ordinary shares, respectively, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

At June 30, 2023 and December 31, 2022, we did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and six months ended June 30, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

(a) Sales of Unregistered Securities – Not Applicable.

(b) Use of Proceeds - Not Applicable.

(c) Issuer Purchases of Securities

On March 31, 2023, the Company held its extraordinary general meeting of shareholders at which the shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a Business Combination from April 1, 2023 (the date which was 24 months from the closing date of the Company’s Initial Public Offering) to January 1, 2024 (the date which is 33 months from the closing date of the Initial Public Offering) (the “Charter Amendment”). In connection with the shareholder vote to approve the Charter Amendment, 16,437,487 Public Shares were redeemed at approximately $10.23 per share, resulting in a reduction of approximately $168,236,768 in the amount held in the Trust Account.

The following table contains monthly information about the repurchases of our equity securities for the three months ended June 30, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 – April 30, 2023	16,437,487	$10.23	—	—

May 1 – May 31, 2023	—	—	—	—

June 1 – June 30, 2023	—	—	—	—

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 7, 2023, the Company issued a promissory note to the Sponsor in an amount up to $1,500,000, of which $668,000 had previously been advanced by the Sponsor, and is recorded in the unaudited condensed financial statements. The note accrues no interest and is payable upon the consummation of the initial business combination or the date of the liquidation of the Company.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

two

Date: August 11, 2023	By:	/s/ Thomas Hennessy
	Name:	Thomas Hennessy
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Nicholas Geeza
	Name:	Nicholas Geeza
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

