Form 10-Q
period 2023-09-30
two
filed 2023-11-13
CIK 1843988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-40292

two

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1577238
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

195 US HWY 50, Suite 208 Zephyr Cove, NV	89448
(Address of principal executive offices)	(Zip Code)

(310) 954-9665

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

As of November 13, 2023, 5,000,013 Class A ordinary shares, par value $0.0001 per share, and 5,359,375 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

TWO

Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TWO

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash	$41,849	$336,252
Prepaid expenses	139,796	86,399
Total current assets	181,645	422,651
Marketable securities held in Trust Account	52,567,347	217,265,704
Total Assets	$52,748,992	$217,688,355

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$281,916	$1,991
Accrued expenses	955,886	608,096
Note payable-related party	1,218,414	-
Total current liabilities	2,456,216	610,087
Deferred underwriting commissions	-	7,503,125
Total liabilities	2,456,216	8,113,212

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 5,000,013 and 21,437,500 shares at $10.49 and $10.13 per share at September 30, 2023 and December 31, 2022, respectively	52,467,347	217,165,704

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued or outstanding (excluding 5,000,013 and 21,437,500 shares subject to possible redemption at September 30, 2023 and December 31, 2022, respectively)	-	-
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,359,375 shares issued and outstanding	536	536

Additional paid-in capital	-	-
Accumulated deficit	(2,175,107)	(7,591,097)
Total shareholders’ deficit	(2,174,571)	(7,590,561)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$52,748,992	$217,688,355

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30, 2023	For The Three Months Ended September 30, 2022	For The Nine Months Ended September 30, 2023	For The Nine Months Ended September 30, 2022

General and administrative expenses	$1,226,623	$588,383	$1,997,135	$972,242
Administrative expenses-related party	30,000	30,000	90,000	90,000
Loss from operations	(1,256,623)	(618,383)	(2,087,135)	(1,062,242)
Gain on marketable securities (net), dividends and interest, held in Trust Account	613,147	903,538	3,538,411	1,082,932
Income (loss) before income tax expense	(643,476)	285,155	1,451,276	20,690
Income tax expense	-	-	-	-
Net income (loss)	$(643,476)	$285,155	$1,451,276	$20,690
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	5,000,013	22,066,250	10,418,965	22,066,250
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$(0.06)	$0.01	$0.09	$0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,359,375	5,359,375	5,359,375	5,359,375
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$(0.06)	$0.01	$0.09	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	-	$-	5,359,375	$536	$-	$(7,591,097)	$(7,590,561)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	5,868,931	5,868,931
Net income	-	-	-	-	-	1,237,285	1,237,285
Balance as of March 31, 2023	-	-	5,359,375	536	-	(484,881)	(484,345)

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(1,291,070)	(1,291,070)
Net income	-	-	-	-	-	857,467	857,467
Balance as of June 30, 2023	-	-	5,359,375	536	-	(918,484)	(917,948)

Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(613,147)	(613,147)
Net loss	-	-	-	-	-	(643,476)	(643,476)
Balance as of September 30, 2023	-	$-	5,359,375	$536	$-	$(2,175,107)	$(2,174,571)

For the Three and Nine Months Ended September 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	628,750	$63	5,359,375	$536	$-	$(6,297,679)	$(6,297,080)
Net loss	-	-	-	-	-	(399,681)	(399,681)
Balance as of March 31, 2022	628,750	63	5,359,375	536	-	(6,697,360)	(6,696,761)

Remeasurement of Class A ordinary shares to redemption value			-	-	-	(114,951)	(114,951)
Net income	-	-	-	-	-	135,216	135,216

Balance as of June 30, 2022	628,750	63	5,359,375	536	-	(6,677,095)	(6,676,496)
Remeasurement of Class A ordinary shares to redemption value			-	-	-	(903,538)	(903,538)
Net income	-	-	-	-	-	285,155	285,155
Balance as of September 30, 2022	628,750	$63	5,359,375	$536	$-	$(7,295,478)	$(7,294,879)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30, 2023	For The Nine Months Ended September 30, 2022
Cash Flows from Operating Activities
Net income	$1,451,276	$20,690
Adjustments to reconcile net income to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(3,538,411)	(1,082,932)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(53,397)	214,376
Accounts payable	279,925	(161,400)
Accrued expenses	347,790	511,563
Net cash used in operating activities	(1,512,817)	(497,703)

Cash Flows from Investing Activities
Trust Account withdrawal - redemption	168,236,768	-
Net cash provided by investing activities	168,236,768	-

Cash Flows from Financing Activities
Redemption of 16,437,487 Class A ordinary shares	(168,236,768)	-
Proceeds from note payable - related party	1,218,414	-
Offering costs paid, net of reimbursement from underwriter	-	(85,000)
Net cash used in financing activities	(167,018,354)	(85,000)

Net change in cash	(294,403)	(582,703)
Cash - beginning of period	336,252	983,362
Cash - end of period	$41,849	$400,659

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fees payable	$(7,503,125)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWO

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from investments in the Trust Account derived from the proceeds of the Initial Public Offering.

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

TWO

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The Company will provide its holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company to the underwriter, as such commissions were waived by the underwriter on February 14, 2023 (as discussed in Note 5). These Public Shares have been classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to an Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4), Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which requires insiders to (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.

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

The Original Sponsor, the New Sponsor, and the Company’s officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial business combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination by January 1, 2024 (the “Combination Period”) or (B) with respect to any shareholders’ rights prior to the initial Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

TWO

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares and any Private Placement Shares they hold if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive their rights to its deferred underwriting commission (see Note 5) held in the Trust Account and such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Original Sponsor and New Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the New Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the New Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

In connection with the extraordinary general meeting of shareholders, on March 31, 2023 shareholders holding 16,437,487 Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $168.2 million (approximately $10.23 per share) was removed from the Trust Account to pay such holders and approximately $51.1 million remained in the Trust Account. Following the redemptions, the Company had 5,000,013 Class A ordinary shares outstanding.

On March 31, 2023, the Original Sponsor sold 4,854,375 Class B ordinary shares of the Company to the New Sponsor, which became the Company’s sponsor by assuming the rights and obligations of the Original Sponsor to the Company.

On August 15, 2023, the Company announced the execution of a definitive business combination agreement (the “Business Combination Agreement”) with LatAm Logistic Properties S.A., a company incorporated under the laws of Panama (together with its successors, “LLP”), by a joinder agreement, each of Logistic Properties of the Americas, a Cayman Islands exempted company (“Pubco”), and Logistic Properties of the Americas Subco, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco, and upon execution of a joinder agreement, a to-be-formed company incorporated under the laws of Panama to be a wholly-owned subsidiary of Pubco, for a proposed business combination among the parties (the “LLP Transaction”). Pursuant to the Business Combination Agreement, Pubco will become the parent company of each of the Company and LLP following the consummation of the LLP Transaction. The total consideration to be paid by Pubco to LLP’s shareholders at the closing of the LLP Transaction (the “Merger Consideration”) will be an amount equal to $286,000,000. The Merger Consideration will be payable in new Pubco ordinary shares, each valued at a price per share equal to ten U.S. dollars ($10.00). The Business Combination Agreement does not provide for any purchase price adjustments.

Liquidity and Going Concern

As of September 30, 2023, the Company had $41,849 in its operating bank account and a working capital deficit of $2,274,571.

The Company’s liquidity needs to date have been satisfied through $25,000 paid by the Original Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $81,000 from the Original Sponsor pursuant to a promissory note (the “Pre-IPO Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.5 million (net of a required reimbursement from the underwriter). The Company repaid the Pre-IPO Note in full on April 5, 2021. No additional borrowing is available under the Pre-IPO Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Original Sponsor, the New Sponsor, any of their affiliates, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans (the “Working Capital Loans”). On August 7, 2023, the Company issued a promissory note to the New Sponsor in an amount up to $1,500,000, of which approximately $668,000 had previously been advanced by the New Sponsor. As of September 30, 2023 and December 31, 2022, there were amounts of $1,218,414 and $0 advanced by the New Sponsor or Original Sponsor on Working Capital Loans, respectively.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that the liquidity issue, timing of the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 1, 2024. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company plans to either complete a Business Combination prior to the mandatory liquidation date or extend such date.

TWO

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Note 2-Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022 filed by the Company with the SEC on March 27, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

TWO

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

In March 2023, the Company instructed the trustee of the Trust Account to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account until the earlier of the consummation of a Business Combination and the liquidation of the Company. The funds were still held in this account as of September 30, 2023.

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

SEPTEMBER 30, 2023

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 628,750 Private Placement Shares to the Original Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the Company’s initial Business Combination. They are also considered non-redeemable and are presented as permanent equity in the Company’s condensed balance sheets. On December 30, 2022, the Original Sponsor unconditionally and irrevocably forfeited all 628,750 Private Placement Shares to the Company for no value and the Company cancelled the Private Placement Shares effective as of the same date. The Company’s Class A ordinary shares sold in the Initial Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 5,000,013 and 21,437,500 Class A ordinary shares, respectively, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Income Taxes

The Company follows accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company’s management has determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands’ federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares, which assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

At September 30, 2023, the Company did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and nine months ended September 30, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

TWO

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$(310,577)	$(332,899)	$229,431	$55,724	$958,326	$492,950	$16,647	$4,043
Denominator:
Basic and diluted weighted average ordinary shares outstanding	5,000,013	5,359,375	22,066,250	5,359,375	10,418,965	5,359,375	22,066,250	5,359,375
Basic and diluted net income (loss) per ordinary share	$(0.06)	$(0.06)	$0.01	$0.01	$0.09	$0.09	$0.00	$0.00

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

The Company granted the underwriter a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Public Shares to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriter partially exercised the over-allotment option and on April 13, 2021, purchased 1,437,500 Additional Shares, generating gross proceeds of approximately $14.4 million, and the Company incurred additional offering costs of approximately $755,000 (net of a required reimbursement from the underwriter), of which approximately $503,000 was for deferred underwriting fees.

Note 4-Related Party Transactions

Founder Shares

On January 21, 2021, the Original Sponsor paid $25,000, or approximately $0.004 per share, to cover expenses in consideration for 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). Up to 750,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 8, 2021, the Original Sponsor transferred 25,000 Founder Shares to each of Michelle Gill, Ryan Petersen and Laura de Petra, and 30,000 Founder Shares to Pierre Lamond. Such shares were subject to forfeiture in the event the underwriter’s over-allotment was not exercised in full. The underwriter partially exercised its over-allotment option on April 13, 2021 and on April 19, 2021, the Original Sponsor surrendered 390,625 Founder Shares for no consideration resulting in 5,359,375 Founder Shares issued and outstanding with no shares subject to forfeiture. On March 31, 2023, 3,347,611 Founder Shares were purchased from the Original Sponsor by the New Sponsor, and 1,506,764 were transferred in connection with non-redemption agreements. On August 24, 2023, 135,000 Founder Shares were assigned by the New Sponsor to certain directors and advisors of the Company.

TWO

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Private Placement Shares

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 600,000 Private Placement Shares, at a price of $10.00 per Private Placement Share to the Original Sponsor, generating gross proceeds of approximately $6.0 million. If the over-allotment option was exercised, the Original Sponsor could have purchased an additional amount of up to 60,000 Private Placement Shares at a price of $10.00 per share. A portion of the proceeds from the Private Placement Shares was added to the proceeds from the Initial Public Offering held in the Trust Account. Simultaneously with the closing of the Over-Allotment on April 13, 2021, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 28,750 Private Placement Shares by the Original Sponsor, generating gross proceeds to the Company of $287,500. On December 30, 2022, the Original Sponsor unconditionally and irrevocably forfeited all 628,750 Private Placement Shares to the Company for no value and the Company cancelled the Private Placement Shares effective as of the same date.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Sponsor Loan

On January 21, 2021, the Original Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $81,000 under the Note and repaid the Note in full on April 5, 2021. No additional borrowing is available under the Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Original Sponsor, the New Sponsor, any of their affiliates, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement shares at a price of $10.00 per share. On August 7, 2023, the Company issued a promissory note to the New Sponsor in an amount up to $1,500,000, of which approximately $668,000 had previously been advanced by the New Sponsor. The note accrues no interest and is payable upon the consummation of the initial Business Combination or the date of the liquidation of the Company. As of September 30, 2023 and December 31, 2022, there were amounts of $1,218,414 and $0 advanced by the New Sponsor or Original Sponsor on Working Capital Loans, respectively.

Administrative Services Agreement

On March 29, 2021, the Company entered into that certain administrative services agreement (the “Administrative Services Agreement”) with the Original Sponsor pursuant to which, commencing on the date the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Original Sponsor a total of $10,000 per month for office space, secretarial and administrative services. On March 31, 2023, pursuant to an assignment and assumption agreement, the Original Sponsor assigned the Administrative Services Agreement to the New Sponsor. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2023, the Company incurred $30,000 and $90,000, respectively, in expenses for these services, which are included in general and administrative expenses on the accompanying unaudited condensed statements of operations. No amount was due as of September 30, 2023 and December 31, 2022.

TWO

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Note 5-Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Shares, and Class A ordinary shares that may be issued upon conversion of Working Capital Loans were entitled to registration rights pursuant to a registration rights agreement signed upon consummation of the Initial Public Offering. These holders were entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, these holders will have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.20 per share, or $4.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per share, or approximately $7.0 million in the aggregate, was deferred underwriting commissions to the underwriter.

The underwriter partially exercised the over-allotment option and was entitled to an additional fee of approximately $755,000 (net of a required reimbursement from the underwriter), of which approximately $503,000 was for deferred underwriting commissions.

On February 14, 2023, the representative of the underwriter executed a waiver agreement to forfeit any rights or claims it has, or may in the future have, to the deferred underwriting commissions. The Company reduced the deferred underwriting fee payable on the accompanying unaudited condensed balance sheets by the full amount of $7,503,125 which was charged directly to accumulated deficit in the unaudited condensed statement of changes in shareholders’ deficit.

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. This market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between nations, the United States and other countries have imposed sanctions or other restrictive actions against certain countries. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities.

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

Note 6-Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 5,000,013 and 21,437,500 Class A ordinary shares outstanding, respectively, of which 5,000,013 and 21,437,500 shares were subject to possible redemption, respectively.

On March 31, 2023, shareholders holding 16,437,487 Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $168.2 million (approximately $10.23 per share) was removed from the Trust Account to pay such holders and approximately $51.1 million remained in the Trust Account. Following the redemptions, the Company has 5,000,013 Class A ordinary shares outstanding.

TWO

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022	$217,165,704
Class A ordinary shares tendered for redemption	(168,236,768)
Plus:
Waiver of Class A ordinary shares issuance costs	7,503,125
Less:
Change in redemption value of Class A ordinary shares subject to possible redemption amount	(3,964,714)
Class A ordinary shares subject to possible redemption, September 30, 2023	$52,467,347

Note 7-Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 5,000,013 and 21,437,500 Class A ordinary shares outstanding, respectively, all of which shares were subject to possible redemption and have been classified as temporary equity, respectively (see Note 6).

Class B Ordinary Shares - The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On January 21, 2021, 5,750,000 Class B ordinary shares were issued to the Company’s Original Sponsor. Of the 5,750,000 Class B ordinary shares, an aggregate of up to 750,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares) after the Initial Public Offering. The underwriter partially exercised its over-allotment option on April 13, 2021, 390,625 Class B ordinary shares were forfeited for no consideration resulting in 5,359,375 Class B ordinary shares issued and outstanding with no shares subject to forfeiture. On March 31, 2023, 3,347,611 Class B ordinary shares were purchased from the Original Sponsor by the New Sponsor, and 1,506,764 Class B ordinary shares were transferred in connection with the non-redemption agreements. On August 24, 2023, 135,000 Class B ordinary shares were assigned by the New Sponsor to certain directors and advisors of the Company.

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

TWO

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Note 8-Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

September 30, 2023

	Quoted	Significant	Significant
	Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Marketable securities held in Trust Account:
U.S. Treasury Money Market Funds	$52,567,347	$—	$—

December 31, 2022

	Quoted	Significant	Significant
	Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Marketable securities held in Trust Account:
U.S. Treasury Securities (1)	$217,262,118	$—	$—

(1)	Excludes $3,586 of cash balance held within the Trust Account

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the three and nine months ended September 30, 2023 and 2022.

Level 1 assets include investments in Treasury Bills and treasury backed money market funds. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “two,” “our,” “us” or “we” refer to two. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Our sponsor was originally two sponsor, a Cayman Islands exempted limited company (the “Original Sponsor”), until March 31, 2023 and has been HC Proptech Partners III, LLC (the “New Sponsor”) since March 31, 2023. The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective March 29, 2021. On April 1, 2021, we consummated our Initial Public Offering of 20,000,000 Class A ordinary shares (the “Public Shares”), at an offering price of $10.00 per Public Share, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.1 million (net of a required reimbursement from the underwriter), of which $7.0 million was for deferred underwriting commissions. The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional shares to cover over-allotments, if any, at $10.00 per share. The underwriter partially exercised the over-allotment option and on April 13, 2021 purchased an additional 1,437,500 Class A ordinary shares, generating gross proceeds of approximately $14.4 million (the “Over-Allotment”), and we incurred additional offering costs of approximately $755,000 (net of a required reimbursement from the underwriter), of which approximately $503,000 was for deferred underwriting fees.

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

On March 31, 2023, we held an extraordinary general meeting of shareholders at which the shareholders approved an amendment to the our Amended and Restated Memorandum and Articles of Association to extend the date by which we must consummate Business Combination from April 1, 2023 (the date which was 24 months from the closing date of our Initial Public Offering) to January 1, 2024 (the date which is 33 months from the closing date of the Initial Public Offering).

On March 31, 2023, the Original Sponsor sold 4,854,375 Class B ordinary shares of the Company to the New Sponsor, which became our sponsor by assuming the rights and obligations of the Original Sponsor to the Company.

On August 15, 2023, the Company announced the execution of a definitive business combination agreement (the “Business Combination Agreement”) with LatAm Logistic Properties S.A., a company incorporated under the laws of Panama (together with its successors, “LLP”), by a joinder agreement, each of Logistic Properties of the Americas, a Cayman Islands exempted company (“Pubco”), and Logistic Properties of the Americas Subco, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco, and upon execution of a joinder agreement, a to-be-formed company incorporated under the laws of Panama to be a wholly-owned subsidiary of Pubco, for a proposed business combination among the parties (the “LLP Transaction”). Pursuant to the Business Combination Agreement, Pubco will become the parent company of each of the Company and LLP following the consummation of the LLP Transaction. The total consideration to be paid by Pubco to LLP’s shareholders at the closing of the LLP Transaction (the “Merger Consideration”) will be an amount equal to $286,000,000. The Merger Consideration will be payable in new Pubco ordinary shares, each valued at a price per share equal to ten U.S. Dollars ($10.00). The Business Combination Agreement does not provide for any purchase price adjustments.

Liquidity and Going Concern

As of September, 30, 2023, we had $41,849 in cash and a working capital deficit of $2,274,571.

The Company’s liquidity needs to date have been satisfied through $25,000 paid by the Original Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $81,000 from the Original Sponsor pursuant to a promissory note (the “Pre-IPO Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.5 million (net of a required reimbursement from the underwriter). The Company repaid the Pre-IPO Note in full on April 5, 2021. No additional borrowing is available under the Pre-IPO Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Original Sponsor, the New Sponsor, any of their affiliates, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with loans for working capital purposes (“Working Capital Loans”). On August 7, 2023, the Company issued a promissory note to the New Sponsor in an amount up to $1,500,000, of which approximately $668,000 had previously been advanced by the New Sponsor. The note accrues no interest and is payable upon the consummation of the initial Business Combination or the date of the liquidation of the Company. As of September 30, 2023, a total of $1,218,414 was outstanding and recorded in the accompanying unaudited condensed financial statements. As of September 30, 2023 and December 31, 2022, there was $1,218,414 and $0 advanced by the New Sponsor or Original Sponsor on Working Capital Loans, respectively.

Our management has determined that we may not have sufficient liquidity to meet our anticipated obligations through the earlier of our consummation of an initial Business Combination or our liquidation date. Over this time period, we will be using these funds for paying existing accounts payable, and structuring, negotiating and consummating the Business Combination.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the liquidity issue and the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 1, 2024. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. We plan to either complete a Business Combination prior to the mandatory liquidation date or extend such date.

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. This market volatility could adversely affect our ability to complete a Business Combination. In response to the conflict between nations, the United States and other countries have imposed sanctions or other restrictive actions against certain countries. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our ability to complete a business combination and the value of our securities.

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

Results of Operations

Our entire activity from inception to September 30, 2023 was for our formation and the Initial Public Offering, and subsequent to the Initial Public Offering, the search for a target for our initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2023, we had a net loss of $643,476, which consisted of $1,226,623 in general and administrative expenses and $30,000 in administrative expenses-related party, partially offset by $613,147 in gain on marketable securities (net), dividends and interest, held in Trust Account.

For the nine months ended September 30, 2023, we had net income of $1,451,276, which consisted of $3,538,411 in gain on marketable securities (net), dividends and interest, held in Trust Account, partially offset by $1,997,135 in general and administrative expenses and $90,000 in administrative expenses-related party.

For the three months ended September 30, 2022, we had net income of $285,155, which consisted of $903,538 in income from investments held in Trust Account, partially offset by $618,383 in general and administrative expenses.

For the nine months ended September 30, 2022, we had net income of $20,690, which consisted of $1,082,932 in income from investments held in Trust Account, partially offset by $1,062,242 in general and administrative expenses.

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

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.20 per share, or $4.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per share, or approximately $7.0 million in the aggregate, was deferred underwriting commissions to the underwriter.

The underwriter partially exercised the over-allotment option and was entitled to an additional fee of approximately $755,000 (net of a required reimbursement from the underwriter), of which approximately $503,000 was for deferred underwriting commissions.

On February 14, 2023, the representative of the underwriters waived any rights to receive the deferred underwriting commissions.

Administrative Services Agreement

On March 29, 2021, we entered into that certain administrative services agreement (the “Administrative Services Agreement”) with the Original Sponsor pursuant to which, commencing on the date our securities were first listed on the New York Stock Exchange, we agreed to pay the Original Sponsor a total of $10,000 per month for office space, secretarial and administrative services. On March 31, 2023, pursuant to an assignment and assumption agreement, the Original Sponsor assigned the Administrative Services Agreement to the New Sponsor. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. During the three and nine months ended September 30, 2023, we incurred $30,000 and $90,000 in expenses for these services, respectively, which are included in administrative expenses-related party on the accompanying unaudited condensed statements of operations. No amount was due as of September 30, 2023 and December 31, 2022.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption (our Public Shares) in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 628,750 Private Placement Shares to the Original Sponsor. These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination. They are also considered non-redeemable and are presented as permanent equity in the Company’s condensed balance sheets. On December 30, 2022, the Original Sponsor unconditionally and irrevocably forfeited all 628,750 Private Placement Shares to the Company for no value and the Company cancelled the Private Placement Shares effective as of the same date. Our Class A ordinary shares sold in the Initial Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 5,000,013 and 21,437,500 Class A ordinary shares, respectively, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Investments Held in the Trust Account

Our portfolio of investments was originally comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in gain on marketable securities (net), dividends and interest, held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

In March 2023, we instructed the trustee of the Trust Account to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account until the earlier of the consummation of a Business Combination and the liquidation of the Company. The funds were still held in this account as of September 30, 2023.

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

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares, which assumes a Business Combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

At September 30, 2023 and December 31, 2022, we did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and nine months ended September 30, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Business Combination Agreement, dated August 15, 2023, by and among two, LatAm Logistic Properties S.A., and, by a joinder agreement, each of Logistic Properties of the Americas and Logistic Properties of the Americas Subco (incorporated by reference to Exhibit 2.1 to two’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2023).

10.1	Voting Agreement, dated August 15, 2023, by and among two, LatAm Logistic Properties S.A., and JREP I Logistics Acquisition, L.P. (incorporated by reference to Exhibit 10.1 to two’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2023).

10.2	Lock-Up Agreement, dated August 15, 2023, by and among two, JREP I Logistics Acquisition, L.P., and, by a joinder agreement, Logistic Properties of the Americas (incorporated by reference to Exhibit 10.2 to two’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2023).

10.3	Amendment to Letter Agreement made and entered into as of August 15, 2023, by and among two, HC PropTech Partners III, LLC, two sponsor, and each of the shareholders of two listed on the signature pages thereto, and, by a joinder agreement, Logistic Properties of the Americas (incorporated by reference to Exhibit 10.3 to two’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2023).

10.4	Sponsor Letter Agreement, dated August 15, 2023, by and among HC PropTech Partners III, LLC, LatAm Logistic Properties S.A., and, by a joinder agreement, Logistic Properties of the Americas (incorporated by reference to Exhibit 10.4 to two’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2023).

10.5**	Promissory Note, dated as of August 7, 2023, issued by two to HC PropTech Partners III, LLC.

31.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.
**	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

two

Date: November 13, 2023	By:	/s/ Thomas D. Hennessy
	Name:	Thomas D. Hennessy
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Nicholas Geeza
	Name:	Nicholas Geeza
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

