Form 10-K
period 2023-12-31
two
filed 2024-02-15
CIK 1843988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-40292

two

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1577238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 US HWY 50, Suite 208 Zephyr Cove, NV	89448
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 954-9665

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	TWOA	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the outstanding Class A ordinary shares of the registrant, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2023, as reported on the New York Stock Exchange was $43,170,699.

As of February 13, 2024, there were 4,191,330 Class A ordinary shares, par value $0.0001 per share, and 5,359,375 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “report”) or the context otherwise requires, references to:

●	“Ancillary Documents” means the documents and agreements ancillary to the Business Combination Agreement.

●	“Business Combination” refers to the business combination contemplated by the Business Combination Agreement.

●	“Business Combination Agreement” refers to that certain business combination agreement, dated as of August 15, 2023, as it may be amended or supplemented between and among TWOA and LLP, and by a joinder agreement, each of Pubco, SPAC Merger Sub and Company Merger Sub.

●	“Class A Ordinary Shares” refers to TWOA’s Class A ordinary shares, par value $0.0001 per share.

●	“Class B Ordinary Shares” refers to TWOA’s Class B ordinary shares, par value $0.0001 per share.

●	“Closing” refers to the closing of the transactions contemplated by the Business Combination Agreement.

●	“Companies Act” refers to the Companies Act (As Revised) of the Cayman Islands, as amended from time to time and any regulations, codes of practice or orders promulgated pursuant thereto.

●	“Company Merger” refers to the merger by Company Merger Sub with and into LLP, with LLP continuing as the surviving company.

●	“Company Merger Sub” refers to LPA Panama Group Corp., a company formed under the laws of Panama and a wholly-owned subsidiary of Pubco.

●	“Continental” refers to Continental Stock Transfer & Trust Company.

●	“Current Charter” refers to TWOA’s existing Amended and Restated Memorandum and Articles of Association, as amended.

●	“Current Insiders” refers to the Sponsor and the current directors and officers and advisors to TWOA.

●	“Effective Time” refers to the effective time of the Mergers.

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

●	“Extraordinary General Meeting” refers to the extraordinary general meeting of TWOA’s shareholders to be held for the approval of, among other things, the Business Combination.

●	“F-4” refers to the Registration Statement on Form F-4 (including a preliminary proxy statement/prospectus), and amendments thereto, initially filed by Pubco with the SEC on December 8, 2023 (File No. 333-275972) in connection with the Transactions.

●	“First Extension Meeting” refers to the extraordinary general meeting of TWOA’s shareholders held on March 31, 2023, at which TWOA’s shareholders approved an amendment to the Current Charter to extend the date by which TWOA would be required to consummate a business combination from April 1, 2023 to January 1, 2024.

●	“Founder Registration Rights Agreement” refers to that certain registration rights agreement, dated as of March 29, 2021, entered into by TWOA, the Sponsor, the Original Sponsor and the other parties thereto, as amended.

●	“Founder Registration Rights Agreement Amendment” refers to the amendment to the Founder Registration Rights Agreement to be entered into by Pubco, TWOA, the Sponsor and the Original Sponsor (as well as any other parties necessary to effect such amendment) at or prior to the Closing.

●	“Founder Shares” refers to 5,359,375 Class B Ordinary Shares held by the Initial Shareholders and the Current Insiders.

●	“GAAP” refers to generally accepted accounting principles as in effect in the United States of America.

●	“Initial Shareholders” refers to all of TWOA’s shareholders immediately prior to its IPO, including the Original Sponsor, and officers and directors at the time of the IPO, to the extent they hold such shares.

●	“Insider Letter Agreement” refers to the letter agreement, dated March 29, 2021, among TWOA, the Original Sponsor, the executive officers and directors of TWOA at the time of the IPO, and the Current Insiders, as amended.

●	“Investment Company Act” refers to the Investment Company Act of 1940, as amended.

●	“IPO” or “Initial Public Offering” refers to TWOA’s initial public offering of its Public Shares pursuant to the IPO Prospectus.

●	“IPO Prospectus” refers to the final prospectus of TWOA, dated March 29, 2021 in connection with the IPO, as filed with the SEC pursuant to Rule 424(b) under the Securities Act on March 30, 2021 (File No. 333-253802).

●	“JOBS Act” refers to Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended.

●	“Letter of Transmittal” refers to the letter of transmittal to be completed and duly executed by each LLP Shareholder at the Closing, with respect to their LLP Ordinary Shares.

●	“LLP” refers to LatAm Logistic Properties, S.A., a corporation organized under the laws of Panama (together with its successors).

●	“LLP Ordinary Shares” refers to the ordinary shares, with a par value of $1.00 per share, of LLP.

●	“LLP Shareholders” refers to, collectively, the holders of LLP Ordinary Shares.

●	“Lock-Up Agreement” refers to the lock-up agreement, dated as of August 15, 2023, entered into by TWOA, a certain LLP shareholder and, by a joinder agreement, Pubco in connection with the Business Combination Agreement.

●	“Merger Consideration” refers to the aggregate number of new Pubco Ordinary Shares to be received by LLP’s shareholders at the Closing pursuant to the Business Combination Agreement, valued at an aggregate amount equal to $286,000,000.

●	“Mergers” means, collectively, (a) the SPAC Merger and (b) the Company Merger.

●	“NYSE” refers to The New York Stock Exchange.

●	“Ordinary Shares” refers to TWOA’s Class A Ordinary Shares and Class B Ordinary Shares, collectively.

●	“Original Sponsor” refers to two sponsor, a Cayman Islands limited liability company.

●	“PCAOB” refers to the Public Company Accounting Oversight Board (or any successor thereto).

●	“Private Placement Shares” refers to an aggregate of 628,750 Class A Ordinary Shares issued in connection with the private placement that was closed concurrently with the closing of the IPO.

●	“Pubco” refers to Logistic Properties of the Americas, a Cayman Islands exempted company.

●	“Pubco Ordinary Shares” refers to the ordinary shares of Pubco, par value $0.0001 per share.

●	“Public Shareholders” means holders of Public Shares of TWOA.

●	“Public Shares” refers to the Class A Ordinary Shares sold in TWOA’s IPO, including any over-allotment securities acquired by the underwriters.

●	“Redemption” refers to the redemption by TWOA shareholders of Public Shares in connection with the Closing of the Business Combination, in accordance with the Current Charter.

●	“Redemption Date” refers to the date on which holders of Public Shares may be eligible to redeem their Public Shares in connection with the Redemption, in accordance with the Current Charter.

●	“Redemption Price” refers to an amount equal to a pro rata portion of the aggregate amount then on deposit in the Trust Account, calculated in accordance with the Current Charter as of the applicable Redemption Date.

●	“Registration Rights Agreement” refers to the registration rights agreement to be entered into by LLP Shareholders, Pubco and TWOA at or prior to the Closing.

●	“SEC” refers to the U.S. Securities and Exchange Commission.

●	“Second Extension Meeting” refers to the extraordinary general meeting of TWOA’s shareholders held on December 29, 2023, at which TWOA’s shareholders approved an amendment to the Current Charter to extend the date by which TWOA would be required to consummate a business combination from January 1, 2024 to July 1, 2024.

●	“Securities Act” refers to the U.S. Securities Act of 1933, as amended.

●	“SPAC Merger” refers to the merger of SPAC Merger Sub with and into TWOA, with TWOA continuing as the surviving company.

●	“SPAC Merger Sub” refers to Logistic Properties of the Americas Subco, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco.

●	“Sponsor” refers to HC PropTech Partners III LLC, a Delaware limited liability company.

●	“Sponsor Letter Agreement” refers to the letter agreement, dated as of August 15, 2023, entered into by the Sponsor and LLP in connection with the Business Combination Agreement.

●	“trading day” refers to any day on which Pubco Ordinary Shares are tradeable on the NYSE (or the principal securities exchange or securities market on which Pubco Ordinary Shares are then traded).

●	“Transactions” refers to the Business Combination, including the Mergers and all of the transactions contemplated by the Business Combination Agreement and the Ancillary Documents.

●	“Transfer Agent” refers to Continental Stock Transfer & Trust Company, in its capacity as TWOA’s transfer agent.

●	“Trust Account” refers to the trust account of TWOA, established at the time of the IPO, containing the net proceeds of the sale of the Public Shares in the IPO, including from over-allotment securities sold by TWOA’s underwriters, and the sale of Private Placement Shares concurrently with the closing of the IPO.

●	“TWOA,” the “Company,” “we,” “our,” or “us” refers to two, a Cayman Islands exempted company.

●	“TWOA Board” means the board of directors of TWOA.

●	“Voting Agreement” refers to the voting agreement, dated as of August 15, 2023, entered into by a certain LLP shareholder, TWOA and LLP simultaneously with the execution and delivery of the Business Combination Agreement.

●	“Working Capital Loans” refers to working capital loans that the Sponsor, an affiliate of the Sponsor, or certain of TWOA’s officers and directors or their affiliates may, but are not obligated to, loan to TWOA.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete our initial business combination, including the Business Combination;

●	our expectations around the performance of a prospective business or businesses, including LLP;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Introduction

two (“TWOA”) is a blank check company incorporated on January 15, 2021 as a Cayman Islands exempted company with limited liability for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. TWOA has generated no operating revenues to date and will not generate operating revenues until consummating an initial business combination.

Initial Public Offering

In connection with TWOA’s organization, a total of 5,750,000 Class B Ordinary Shares (the “Founder Shares”) were sold to TWOA’s Initial Shareholders for an aggregate purchase price of $25,000. On March 8, 2021, two sponsor, a Cayman Islands limited liability company (the “Original Sponsor”) transferred 25,000 Founder Shares to each of Michelle Gill, Ryan Petersen and Laura de Petra, and 30,000 Founder Shares to Pierre Lamond.

On April 1, 2021, TWOA consummated its initial public offering (“IPO”) of 20,000,000 Class A Ordinary Shares (“Public Shares”), at an offering price of $10.00 per Public Share, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.1 million (net of a required reimbursement from the underwriter), of which $7.0 million was for deferred underwriting commissions. The underwriter partially exercised the over-allotment option and on April 13, 2021, purchased an additional 1,437,500 Public Shares, generating gross proceeds of approximately $14.4 million.

Simultaneously with the closing of the IPO, TWOA consummated the private placement (“Private Placement”) of 600,000 Class A Ordinary Shares (“Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Original Sponsor, generating gross proceeds of approximately $6.0 million. Simultaneously with the closing of the over-allotment (the “Over-Allotment”) on April 13, 2021, TWOA consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 28,750 Private Placement Shares by the Original Sponsor, generating gross proceeds to TWOA of $287,500.

Upon the closings of the IPO, the Over-Allotment and the Private Placements, $214.4 million (or $10.00 per share) of the net proceeds of the sale of the Public Shares in the IPO and of the Private Placement Shares in the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, and were originally invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations and later moved to cash demand accounts, until the earlier of (i) the completion of an initial business combination and (ii) the distribution of the Trust Account.

Waiver of Deferred Underwriting Fee

On February 14, 2023, TWOA received a letter from Citigroup Global Markets Inc., the representative of the underwriters of TWOA’s IPO (“Citi”), formally waiving any entitlement to its deferred underwriting fee in connection with its role as the underwriter in the IPO. The letter was requested by TWOA based on its understanding that Citi would not have a role or provide any back-end support in connection with TWOA’s proposed initial business combination. On November 22, 2023, TWOA received an email from Citi, in which it confirmed to TWOA that Citi had not acted, and would not act, on behalf of or for TWOA in connection with TWOA’s initial business combination.

Extension Meetings

On March 31, 2023, TWOA held an extraordinary general meeting of TWOA’s shareholders (the “First Extension Meeting”), at which its shareholders approved, among others, a proposal to extend the date TWOA would be required to consummate a business combination from April 1, 2023 to January 1, 2024 (or such earlier date as determined by the board of directors of TWOA (the “TWOA Board”)).

On December 29, 2023, TWOA held an extraordinary general meeting of TWOA’s shareholders (the “Second Extension Meeting”), at which its shareholders approved, among others, a proposal to extend the date TWOA would be required to consummate a business combination from January 1, 2024 to July 1, 2024 (or such earlier date as determined by the TWOA Board). In connection with the First Extension Meeting and the Second Extension Meeting, holders of Public Shares of TWOA (the “Public Shareholders”) holding an aggregate of 16,437,487 and 808,683 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account, respectively. Following the redemptions, there were 4,191,330 Class A Ordinary Shares issued and outstanding and 5,359,375 Class B Ordinary Shares issued and outstanding.

Sponsor Takeover

On March 31, 2023, 3,347,611 Class B Ordinary Shares were purchased by HC PropTech Partners III LLC, a Delaware limited liability company (the “Sponsor”) from the Original Sponsor. An aggregate of 145,000 Class B Ordinary Shares were transferred by the Sponsor to TWOA’s directors and advisors in August 2023 and January 2024.

Business Combination with LLP

Business Combination Agreement

On August 15, 2023, TWOA announced the execution of a definitive business combination agreement (as it may be amended, supplemented and/or restated from time to time, the “Business Combination Agreement”) with LatAm Logistic Properties, S.A., a company incorporated under the laws of Panama (together with its successors, “LLP”), and by a joinder agreement, each of Logistic Properties of the Americas, a Cayman Islands exempted company (“Pubco”), Logistic Properties of the Americas Subco, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“SPAC Merger Sub”), and LPA Panama Group Corp., a company incorporated under the laws of Panama and a wholly-owned subsidiary of Pubco (“Company Merger Sub”), for a proposed business combination among the parties (the “Business Combination”).

Under the Business Combination Agreement, upon the terms and subject to the conditions set forth therein, at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), among other matters, (a) SPAC Merger Sub will merge with and into TWOA, with TWOA continuing as the surviving company (the “SPAC Merger”), and, in connection therewith, each issued and outstanding security of TWOA immediately prior to the effective time of the Mergers (as defined below) (the “Effective Time”) will no longer be outstanding and will automatically be canceled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Pubco; (b) Company Merger Sub will merge with and into LLP, with LLP continuing as the surviving company (the “Company Merger,” and, together with the SPAC Merger, the “Mergers”), and, in connection therewith, the LLP shares issued and outstanding immediately prior to the Effective Time will be canceled in exchange for the right of the holders thereof to receive ordinary shares of Pubco (“Pubco Ordinary Shares”); and (c) as a result of the Mergers, TWOA and LLP will each become wholly-owned subsidiaries of Pubco, and Pubco Ordinary Shares will be listed on The New York Stock Exchange (“NYSE”), all upon the terms and subject to the conditions set forth in the Business Combination Agreement, the documents and agreements ancillary to the Business Combination Agreement (the “Ancillary Documents”), and in accordance with applicable law (collectively, the “Transactions”).

The total consideration to be paid to LLP’s shareholders at the Closing (the “Merger Consideration”) will be an amount equal to $286,000,000, payable in newly issued Pubco Ordinary Shares, each valued at $10.00. As a result, 28,600,000 Pubco Ordinary Shares will be issued to the LLP Shareholders and up to 9,550,705 Pubco Ordinary Shares will be issued to TWOA shareholders upon the consummation of the Business Combination.

Ancillary Documents

In connection with the Business Combination, certain related agreements have been or will be entered into prior to the Closing, including the Voting Agreement, the Lock-Up Agreement, the Amendment to Insider Letter Agreement, the Registration Rights Agreement, the Founder Registration Rights Agreement Amendment, and the Sponsor Letter Agreement.

Lock-Up Agreement

Simultaneously with the execution and delivery of the Business Combination Agreement, LLP’s majority shareholder entered into a Lock-Up Agreement with TWOA and by a joinder agreement, Pubco (the “Lock-Up Agreement”). Pursuant to the Lock-Up Agreement, such LLP shareholder agreed not to, during the period commencing from the Closing and ending on the 12-month anniversary of the Closing or earlier, if Pubco consummates a third-party tender offer, stock sale, liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of Pubco’s shareholders having the right to exchange their equity holdings in Pubco for cash, securities or other property (and, with respect to 50% of such restricted securities, subject to early release if the last trading price of the Pubco Ordinary Shares equals or exceeds $12.50 for any 20 trading days within any 30 trading day period commencing at least 180 days after the Closing): (i) lend, offer, pledge, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any restricted securities, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such restricted securities, or (iii) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (i) or (ii) above is to be settled by delivery of the restricted securities or other securities, in cash or otherwise (in each case, subject to certain limited permitted transfers, provided that the transferred shares will continue to be subject to the Lock-Up Agreement).

Voting Agreement

Simultaneously with the execution and delivery of the Business Combination Agreement, TWOA and LLP entered into a voting agreement (the “Voting Agreement”) with LLP’s majority shareholder, which holds voting power sufficient to approve the Transactions. Under the Voting Agreement, such LLP shareholder agreed, among other matters, to vote all of such LLP shareholder’s shares of LLP in favor of the Business Combination Agreement and the Transactions, and to otherwise take (or not take, as applicable) certain other actions in support of the Business Combination Agreement and the Transactions and the other matters to be submitted to the LLP Shareholders for approval in connection with the Transactions, in the manner and subject to the conditions set forth in the Voting Agreement. The Voting Agreement prevents transfers of the LLP shares held by such LLP shareholder between the date of the Voting Agreement and the date of Closing, except for certain permitted transfers where the recipient also agrees to comply with the terms of the Voting Agreement.

Registration Rights Agreement

At or prior to the Closing, certain LLP Shareholders will enter into a registration rights agreement (the “Registration Rights Agreement”) with Pubco and TWOA, in form and substance to be mutually agreed by LLP and TWOA (each acting reasonably), pursuant to which, among other matters, such LLP Shareholders will be granted substantially the same priorities and registration rights as the Sponsor and other “Holder” parties under the Founder Registration Rights Agreement, as amended by the Founder Registration Rights Agreement Amendment, and which Registration Rights Agreement will become effective as of the Closing.

Founder Registration Rights Agreement Amendment

At or prior to the Closing, Pubco, TWOA and the Sponsor (as well as any other parties necessary to effect such amendment) will enter into an amendment, in form and substance to be mutually agreed by LLP and TWOA, each acting reasonably (the “Founder Registration Rights Agreement Amendment”), to the registration rights agreement entered into by TWOA, the Sponsor and the other parties thereto at the time of TWOA’s IPO (the “Founder Registration Rights Agreement”). Under the Founder Registration Rights Agreement Amendment, the Founder Registration Rights Agreement will be amended to, among other things, add Pubco as a party and to reflect the issuance of Pubco Ordinary Shares pursuant to the Business Combination Agreement, and to reconcile with the provisions of the Registration Rights Agreement.

Sponsor Letter Agreement

In connection with the Business Combination Agreement, the Sponsor, LLP and, by a joinder agreement, Pubco, entered into, the Sponsor Letter Agreement, pursuant to which the Sponsor agreed that, with respect to the 3,852,611 Class B Ordinary Shares that it owns (together with any Pubco Ordinary Shares issued in exchange therefor in the SPAC Merger, the “Sponsor Founder Shares”), it will (a) retain a number of such Sponsor Founder Shares equal to 2,652,611 shares (the “Baseline Retained Founder Shares”), plus 0.048 Sponsor Founder Shares for each dollar of Additional Capital (as defined in the Business Combination Agreement) above $25,000,000 (up to a maximum amount equal to the total 3,852,611 Sponsor Founder Shares less any Additional Transferred Shares (as defined below)), and any such Sponsor Founder Shares not retained will be surrendered by the Sponsor to Pubco as of the Closing, and (b) if TWOA seeks an amendment of its organizational documents to extend its deadline to consummate its initial business combination beyond January 1, 2024, the Sponsor will agree to transfer to the Public Shareholders or surrender and cancel up to 500,000 Sponsor Founder Shares (the “Additional Transferred Shares”) as may be necessary in order to obtain such extension, and the Baseline Retained Founder Shares will be increased by one share for each two Additional Transferred Shares.

Amendment to Insider Letter Agreement

Simultaneously with the execution and delivery of the Business Combination Agreement or shortly thereafter, TWOA, the Sponsor, the Original Sponsor, and certain other TWOA shareholders and, by a joinder agreement, Pubco, entered into an amendment (the “Amendment to Letter Agreement”) to the insider letter agreement entered into in connection with TWOA’s Initial Public Offering (the “Insider Letter”). The Amendment to Letter Agreement (i) adds Pubco as a party to the Insider Letter, (ii) revises the terms of the Insider Letter to reflect the transactions contemplated by the Business Combination Agreement, including the issuance of Pubco Ordinary Shares in exchange for the TWOA Ordinary Shares, (iii) amends the terms of the lock-up set forth in the Insider Letter to conform with the lock-up terms in the Lock-Up Agreement described above, and (iv) provides LLP with the ability to enforce prior to the Closing the lock-up and voting provisions of the Insider Letter. TWOA has committed to cause additional shareholders of TWOA to execute the Amendment to Letter Agreement following the signing of the Business Combination Agreement and prior to the Closing.

Letter of Transmittal

At the Closing, each LLP Shareholder will provide Pubco a duly executed Letter of Transmittal and such other documents as may be reasonably requested, entitling such LLP Shareholder to receive its pro rata share of the Merger Consideration.

For a description of the terms and conditions of the Business Combination Agreement and the Ancillar Documents, please read the Registration Statement on Form F-4 (including a preliminary proxy statement/prospectus), and amendments thereto, initially filed by Pubco with the Securities and Exchange Commission (the “SEC”) on December 8, 2023 (File No. 333-275972) in connection with the Transactions (the “F-4”).

Interests of TWOA’s Directors, Officers and Advisors in the Business Combination

In considering the recommendation of the TWOA Board to vote in favor of the Business Combination, Public Shareholders should be aware that TWOA’s Initial Shareholders and the Sponsor have interests in the Business Combination that are different from, or in addition to, those of TWOA’s other shareholders generally. TWOA’s directors were aware of and considered these interests, among other matters, in evaluating the Business Combination, and in recommending to TWOA’s shareholders that they approve the Business Combination. Public Shareholders should take these interests into account in deciding whether to approve the Business Combination or to exercise their right of redemption. For a description of these interests, please refer to the F-4.

Shareholder Approval of the Business Combination

TWOA is seeking shareholder approval of the Business Combination at an extraordinary general meeting (the “Extraordinary General Meeting”) and, in connection with such meeting, Public Shareholders may redeem their Ordinary Shares for cash in accordance with the procedures described in the F-4. TWOA’s Initial Shareholders and the Current Insiders have agreed in the Insider Letter Agreement (i) to vote the Founder Shares and any other Ordinary Shares owned by the Initial Shareholders and the Sponsor in favor of the Business Combination; and (ii) not to redeem any Ordinary Shares in connection with a shareholder vote to approve a proposed initial business combination, including the Business Combination. As a result of redemptions in connection with the First Extension Meeting and the Second Extension Meeting, the Initial Shareholders and the Current Insiders collectively own approximately 56.1% of TWOA’s total outstanding Ordinary Shares. Accordingly, other than the shares held by the Initial Shareholders and the Current Insiders, no additional shares would need to be voted in favor of each of the proposals at the Extraordinary General Meeting.

TWOA will not complete the Business Combination (or any other proposed initial business combination, if the Business Combination is not completed) if TWOA does not have net tangible assets of at least $5,000,001 either before or after such consummation. Additionally, the Business Combination will only be completed if TWOA obtains approval from a majority of the issued and outstanding Ordinary Shares.

Redemption Rights

In connection with the Extraordinary General Meeting, Public Shareholders (but not TWOA’s Initial Shareholders or the Sponsor) may seek to exercise redemption rights with respect to their Public Shares, regardless of whether they vote for or against the Business Combination, for the Redemption Price. Notwithstanding the foregoing, TWOA’s Initial Shareholders and the Sponsor have agreed, pursuant to the Insider Letter Agreement, not to exercise their rights to redeem any Founder Shares, Private Placement Shares and any Public Shares held by them for the Redemption Price. Redemption rights of Public Shareholders, if properly exercised in the manner described in the F-4 will be effected under the Current Charter and Cayman Islands law. At the Extraordinary General Meeting, Public Shareholders have the ability to vote for or against the Business Combination and still seek redemption of their Public Shares.

TWOA’s Initial Shareholders, the Sponsor, and TWOA’s directors and officers will not have redemption rights with respect to any Ordinary Shares owned by them, directly or indirectly, whether acquired prior to the IPO or purchased by them in the IPO or in the aftermarket.

Pursuant to the Current Charter, a Public Shareholder may request that TWOA redeem all or a portion of its Public Shares for cash if the Business Combination is consummated, subject to certain limitations, for cash equal to the applicable Redemption Price; provided, however, that TWOA may not redeem such shares if such redemption would result in TWOA not having net tangible assets (as determined under the Exchange Act) of at least $5,000,001 either prior to or following the completion of the Business Combination.

Limitation on Redemption Rights

In connection with the Business Combination a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption of its shares with respect to more than an aggregate of 15% of the shares sold in the IPO. TWOA believes the restriction described above will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or TWOA’s management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights against an initial business combination if such holder’s shares are not purchased by us or TWOA’s management at a premium to the then-current market price or on other undesirable terms. By limiting TWOA’s shareholders’ ability to redeem no more than 15% of the shares sold in the IPO, TWOA believes that it will limit the ability of a small group of shareholders to unreasonably attempt to block TWOA’s ability to complete TWOA’s initial business combination, particularly in connection with an initial business combination with LLP that requires as a closing condition that TWOA has a minimum net worth or a certain amount of cash, such as the Business Combination. However, we would not be restricting TWOA’s shareholders’ ability to vote all of their shares (including all shares held by those shareholders that hold more than 15% of the shares sold in the IPO) for or against TWOA’s initial business combination.

Redemption of Public Shares if No Business Combination

If TWOA does not complete a business combination by July 1, 2024 (unless such date is extended by TWOA pursuant to the Business Combination Agreement, or otherwise by TWOA’s shareholders), TWOA will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the funds held in the Trust Account not previously released to us to pay TWOA’s tax obligations and less up to $100,000 of interest we may use for TWOA’s dissolution expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of TWOA’s remaining shareholders and the TWOA Board, liquidate and dissolve, subject (in the case of clauses (ii) and (iii) above) to TWOA’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Prior to such redemption of Public Shares, TWOA would be required to assess all claims that may be potentially brought against us by TWOA’s creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over the Public Shareholders with respect to amounts that are owed to them. There can be no assurances that TWOA will properly assess all claims that may be potentially brought against us. As such, TWOA’s shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with TWOA’s search for LLP) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the Trust Account or that a court would conclude that such agreements are legally enforceable.

Each of TWOA’s Initial Shareholders and the Sponsor has agreed to waive its rights to participate in any liquidation of TWOA’s Trust Account with respect to the Founder Shares.

The proceeds deposited in the Trust Account could, however, become subject to the claims of TWOA’s creditors which would be prior to the claims of the Public Shareholders. Although TWOA will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of the Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account, including but not limited to, fraudulent inducement, breach of fiduciary duty or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against TWOA’s assets, including the funds held in the Trust Account. If any third party refused to execute an agreement waiving such claims to the monies held in the Trust Account, TWOA would perform an analysis of the alternatives available to it if it chooses not to engage such third party and evaluate if such engagement would be in the best interest of the Public Shareholders if such third party refused to waive such claims. Examples of possible instances where TWOA may engage a third party that refused to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, TWOA’s management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to TWOA than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with TWOA and will not seek recourse against the Trust Account for any reason.

The Sponsor has agreed that, if TWOA liquidates the Trust Account prior to the consummation of a business combination, it will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by TWOA for services rendered or contracted for or products sold to TWOA in excess of the net proceeds of the IPO not held in the Trust Account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the Trust Account and only if such parties have not executed a waiver agreement. However, there can be no assurances that TWOA will be able to satisfy those obligations if it is required to do so.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective businesses. If the Business Combination with LLP is not completed, we will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a business that does not meet these criteria and guidelines.

●	Focus: We intend to seek companies in the technology industry. We have an accomplished track record of founding, operating, and investing in this industry and expect to focus on businesses that engage with technology to serve customers in a novel and transformational manner. We believe our management team’s expertise and understanding of innovative businesses will be paramount in identifying and assessing initial business combination candidates.

●	Stage: We intend to seek companies that have potential to, are poised to, or are currently undergoing rapid adoption, implementation, or distribution of their offering. We believe that our management team’s collective experiences engaging with innovative businesses positions us well to identify, nurture, and expand high potential businesses.

●	Management Team: We intend to seek companies with experienced, dynamic management teams, many of whom will be founders of the businesses themselves. We intend to devote significant resources to analyzing and reaching alignment with a partner company’s management and its stakeholders and expect to work closely and collaboratively with the management team to arrive at a mutually satisfactory outcome.

●	Opportunity to add value: We intend to seek businesses in which we believe we can add operational value through mentorship of management, knowledge of operating challenges, experience with industry dynamics, expertise in navigating public markets, and strategic relationships with investors, among others.

●	Growth: We intend to invest in businesses that are on, or have the potential to be on, what we believe to be a promising growth path. We believe that these businesses, in particular, will benefit from access to incremental capital and over the long term, will benefit from consistent access to public markets. We are seeking businesses that have a sustainable competitive advantage that will support and sustain our expectations of their growth.

●	Benefit from being public: We intend to work with management and stakeholders who aspire to have their company become a public entity and generate substantial growth. The benefits to partner companies of transitioning from a private to a public entity may include broader access to debt and equity providers, liquidity for employees and potential acquisitions and expanded branding in the marketplace.

●	Reputation and market acceptance: We intend to seek companies with a sizable market share in their segment and the opportunity to achieve market leadership. They should also have defensible proprietary technology and intellectual property rights.

●	Appropriate valuations: We are rigorous, disciplined, and valuation-centric investors, with a keen understanding of market value, upside and potential downside risks.

These criteria are not intended to be exhaustive. Any valuation relating to the merits of a particular business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a business that does not meet the above criteria and guidelines, we will disclose that the business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this report, would be in the form of proxy materials or tender offer documents, as applicable, that we would file with the SEC. In evaluating a prospective business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

Initial Business Combination

The NYSE rules and our Current Charter require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). We refer to this as the 80% net assets test. If our board of directors is not able to independently determine the fair market value of the business or businesses or we are considering an initial business combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), or an independent valuation or accounting firm with respect to the satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion.

While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a business or businesses, it may be unable to do so if the board is less familiar or experienced with the partner company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the business meets the 80% of net assets test, unless such opinion includes material information regarding the valuation of a business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial business combination so that the post-business combination company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the business in order to meet certain objectives of the management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the partner or otherwise acquires a controlling interest in the partner sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target business, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the partner and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a partner. In this case, we would acquire a 100% controlling interest in the partner. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to the completion of our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one business, the 80% of net assets test will be based on the aggregate value of all of the businesses and we will treat the businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

Other Considerations

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our Sponsor, founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Officers and members of our board of directors owning Founder Shares and/or Private Placement Shares may have a conflict of interest in determining whether a particular business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers or directors were to be included by a business as a condition to any agreement with respect to our initial business combination.

The members of our management team presently have, and may in the future have, additional fiduciary or contractual obligations to other entities, including to other special purpose acquisition companies, investment funds, investment accounts, co-investment vehicles, and to entities in which they have invested. Our Sponsor and members of our management team may sponsor or form other special purpose acquisition companies similar to ours, and may pursue other business or investment ventures during the period in which we are seeking an initial business combination. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunity. None of our directors or officers have any obligation to present us with any business opportunity for a potential business combination of which they become aware, and may choose to present such opportunities to other entities, or be required to do so, subject to his or her fiduciary duties under Cayman Islands law and other applicable law, or his or her contractual obligations to any such entity. Our Current Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, and the opportunity is one that we would be able to complete on a reasonable basis. Accordingly, there may arise conflicts of interest in whether to present a potential business combination opportunity to our company.

In addition, the members of our management team are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

We do not believe, however, that the fiduciary duties or contractual obligations of the members of our management team will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

Corporate Information

Our executive offices are located at 195 US HWY 50, Suite 208, Zephyr Cove, NV 89448 and our phone number is (310) 954-9665.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

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

Our logo and our other registered or common law trademarks, servicemarks, or trade names appearing in this report are our property. Other trademark and trade names referred to in this report are the property of their respective owners.

Financial Position

With funds available for a business combination in the amount of $53,187,730 as of December 31, 2023, exclusive of funds held outside the Trust Account to meet our expected working capital requirements and after payment of the expenses of our Initial Public Offering, we offer a business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Limited Ability to Evaluate the Management Team

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Current Charter. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

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

The purpose of any such transactions could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) satisfy a closing condition in an agreement with a business that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

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

Redemption Rights for Public Shareholders Upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to the limitations described herein. At the completion of our initial business combination, we will be required to purchase any Ordinary Shares properly delivered for redemption and not withdrawn. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our Initial Shareholders, directors and officers have entered into an Insider Letter Agreement, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares, Private Placement Shares and any Public Shares held by them in connection with the completion of our initial business combination.

Limitations on Redemptions

Our Current Charter provides that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5.0 million (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the partner or its owners, (ii) cash to be transferred to the partner for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial business combination either (1) in connection with an extraordinary general meeting called to approve the business combination or (2) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Current Charter would typically require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirement or we choose to seek shareholder approval for business or other reasons.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other reasons, we will, pursuant to our Current Charter:

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

If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, we will, pursuant to our Current Charter:

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

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law (approval by a majority of shareholders), and in some cases, matters related to our initial business combination may require us to receive an extraordinary resolution under Cayman Islands law (approval by two-thirds of shareholders). In connection with any such vote of shareholders, pursuant to the terms of an Insider Letter Agreement, our Initial Shareholders have agreed (and their permitted transferees will agree) to vote their Founder Shares, Private Placement Shares and any Public Shares held by them in favor of our initial business combination.

Each Public Shareholder may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our Initial Shareholders, directors and officers have entered into an Insider Letter Agreement, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares, Private Placement Shares and any Public Shares held by them in connection with the completion of a business combination.

Our Current Charter provides that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions. Redemptions of our Public Shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Ordinary Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Current Charter provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to excess shares, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our Sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the shares sold in our Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our Sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including excess shares) for or against our initial business combination.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The Transfer Agent will typically charge the tendering broker a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Redemption of Public Shares and Liquidation If No Initial Business Combination

We will have until July 1, 2024 to complete our initial business combination. If we have not completed our initial business combination by July 1, 2024, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay winding up and dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Our Initial Shareholders have entered into an Insider Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if we fail to complete our initial business combination by July 1, 2024. However, if our Initial Shareholders acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial business combination by July 1, 2024.

Our Sponsor, directors and officers have agreed, pursuant to the Insider Letter Agreement, that they will not propose any amendment to our Current Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by July 1, 2024 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the Trust Account. We will have until July 1, 2024 to complete our initial business combination.

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

Although we seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management team will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our management team believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by our management team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our management team is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective business who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Our Sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective businesses.

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

We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding our independent registered public accounting firm), prospective businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,000,000 from the proceeds of our Initial Public Offering and the sale of the Private Placement Shares with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000).

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

Our Public Shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not consummate an initial business combination by July 1, 2024, (ii) in connection with a shareholder vote to amend our Current Charter (A) to modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by July 1, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares or pre-initial business combination activity, and (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public Shareholders who redeem their Class A Ordinary Shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by July 1, 2024, with respect to such Class A Ordinary Shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our Current Charter, like all provisions of our Current Charter, may be amended with a shareholder vote.

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

Facilities

We currently maintain our executive offices at 195 US HWY 50, Suite 208, Zephyr Cove, NV 89448. The cost for this space is included in the $10,000 per month fee that we pay our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

TWOA has two executive officers. These individuals are not obligated to devote any specific number of hours to TWOA matters and devote only as much time as they deem necessary to TWOA’s affairs. TWOA does not intend to have any full-time employees prior to the completion of a business combination.

Legal Proceedings

To the knowledge of TWOA’s management, there is no litigation currently pending or contemplated against TWOA, any of TWOA’s officers or directors in their capacity as such or against any of TWOA’s property.

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

●	The requirement that we consummate an initial business combination by July 1, 2024 may give potential businesses leverage over us in negotiating an initial business combination.

●	Since our Sponsor, executive officers and directors, will lose their entire investment in us if our initial business combination is not completed (other than with respect to Public Shares they acquired during or after our Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination partner is appropriate for our initial business combination.

●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our Sponsor and each member of our management team have agreed to vote in favor of such initial business combination, regardless of how our Public Shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	The ability of our Public Shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target business.

●	The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	The requirement that we consummate an initial business combination by July 1, 2024 may give potential businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination partners, in particular as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

●	If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

●	We may engage in a business combination with one or more businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or Initial Shareholders which may raise potential conflicts of interest.

●	We may only be able to complete one business combination with the net proceeds of our Initial Public Offering and the sale of the Private Placement Shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Our executive officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

●	The NYSE could suspend trading in our securities or delist our securities from the NYSE subsequent to April 1, 2024, which is three years from our IPO.

For the complete list of risks relating to our operations and the initial business combination, see the section titled “Risk Factors” contained in the F-4. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

Item 2.	Properties

We maintain our principal executive offices at 195 US HWY 50, Suite 208, Zephyr Cove, NV 89448. We consider our current office space adequate for our current operations.

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

On February 13, 2024, there was 1 holder of record of our Class A Ordinary Shares and 13 holders of record of our Class B Ordinary Shares.

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

None.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 29, 2023, TWOA held the Second Extension Meeting, at which its shareholders approved, among others, a proposal to extend the date TWOA would be required to consummate a business combination from January 1, 2024 to July 1, 2024 (or such earlier date as determined by the TWOA Board). In connection with the Second Extension Meeting, Public Shareholders holding an aggregate of 808,683 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. Following the redemption, there were 4,191,330 Class A Ordinary Shares issued and outstanding and 5,359,375 Class B Ordinary Shares issued and outstanding.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2023:

	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 – October 31, 2023	—	—	—	—

November 1 – November 30, 2023	—	—	—	—

December 1 – December 31, 2023	808,683	$10.64	—	—

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on January 15, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor was originally two sponsor, a Cayman Islands exempted limited company, until March 31, 2023 and has been HC PropTech Partners III LLC since March 31, 2023. The registration statement for our Initial Public Offering was declared effective March 29, 2021. On April 1, 2021, we consummated our Initial Public Offering of 20,000,000 Public Shares, at an offering price of $10.00 per Public Share, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.1 million (net of a required reimbursement from the underwriter), of which $7.0 million was for deferred underwriting commissions. The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional shares to cover over-allotments, if any, at $10.00 per share. The underwriter partially exercised the over-allotment option and on April 13, 2021 purchased an additional 1,437,500 Class A Ordinary Shares, generating gross proceeds of approximately $14.4 million, and we incurred additional offering costs of approximately $755,000 (net of a required reimbursement from the underwriter), of which approximately $503,000 was for deferred underwriting fees.

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

Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, $214.4 million ($10.00 per share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and of the Private Placement Shares in the Private Placement were placed in the Trust Account, located in the United States with Continental acting as trustee, and were originally invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations and later moved to cash demand accounts, until the earlier of (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below.

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

If we are unable to complete a business combination by July 1, 2024, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On March 31, 2023, we held the First Extension Meeting at which the shareholders approved an amendment to the our Amended and Restated Memorandum and Articles of Association to extend the date by which we must consummate business combination from April 1, 2023 (the date which was 24 months from the closing date of our Initial Public Offering) to January 1, 2024 (the date which is 33 months from the closing date of the Initial Public Offering).

On March 31, 2023, the Original Sponsor sold 4,854,375 Class B Ordinary Shares of the Company to the Sponsor, which became our sponsor by assuming the rights and obligations of the Original Sponsor to the Company.

On August 15, 2023, we announced the execution of the Business Combination Agreement. Pursuant to the Business Combination Agreement, Pubco will become the parent company of each of the Company and LLP following the consummation of the Business Combination. The Merger Consideration will be an amount equal to $286,000,000. The Merger Consideration will be payable in new Pubco Ordinary Shares, each valued at a price per share equal to ten U.S. Dollars ($10.00). The Business Combination Agreement does not provide for any purchase price adjustments.

On December 29, 2023, we held the Second Extension Meeting at which the shareholders approved an amendment to our Amended and Restated Memorandum and Articles of Association to extend the date by which we must consummate a business combination from January 1, 2024 (the date which was 33 months from the closing date of our Initial Public Offering) to July 1, 2024 (the date which is 40 months from the closing date of the Initial Public Offering). In connection with the Second Extension Meeting, Public Shareholders holding an aggregate of 808,683 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account.

In connection with the First Extension Meeting and the Second Extension Meeting, Public Shareholders holding an aggregate of 16,437,487 and 808,683 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account, respectively. Following the redemptions, there were 4,191,330 Class A Ordinary Shares issued and outstanding and 5,359,375 Class B Ordinary Shares issued and outstanding.

On December 29, 2023, the Company issued a promissory note in the aggregate principal amount of up to $440,090 to the Sponsor, pursuant to which the Sponsor agreed to loan us up to $440,090 in connection with the extension of our termination date from January 1, 2024 to July 2024. The Company has deposited into our Trust Account $146,697 for the first two months (commencing on January 2, 2024 through March 1, 2024) and will deposit $73,348 for each of the four subsequent calendar months (commencing on March 2, 2024 and on the 2nd day of each subsequent month) until July 1, 2024, or portion thereof, that is needed to complete an initial business combination, for up to an aggregate of $440,090. The note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial business combination, and (b) the date of the liquidation of the Company.

Liquidity and Going Concern

As of December 31, 2023, we had $57,569 in cash and a working capital deficit of $3,073,719.

The Company’s original liquidity needs have been satisfied through $25,000 paid by the Original Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $81,000 from the Original Sponsor pursuant to a promissory note for up to $300,000 (the “Pre-IPO Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.5 million (net of a required reimbursement from the underwriter). The Company borrowed approximately $81,000 under the Pre-IPO Note and repaid the Pre-IPO Note in full on April 5, 2021. In addition, in order to finance transaction costs in connection with a business combination, the Original Sponsor, the Sponsor, any of their affiliates, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with loans for working capital purposes (“Working Capital Loans”). On August 7, 2023, the Company issued a promissory note to the Sponsor in an amount up to $1,500,000 (the “Working Capital Note”), of which approximately $668,000 had previously been advanced by the Sponsor. The Working Capital Note accrues no interest and is payable upon the consummation of the initial business combination or the date of the liquidation of the Company. As of December 31, 2023 and 2022, there were $1,500,000 and $0 advanced by the Sponsor or Original Sponsor under Working Capital Loans or the Working Capital Note, respectively. In addition, as of December 31, 2023 and 2022, there were $241,414 and $0 due to related party advanced by the Sponsor to further support the Company’s working capital needs, respectively. On February 9, 2024, the Company amended and restated the Working Capital Note to increase the principal amount from $1,500,000 to $3,000,000.

Our management has determined that we may not have sufficient liquidity to meet our anticipated obligations through the earlier of our consummation of an initial business combination or our liquidation date. Over this time period, we will be using these funds for paying existing accounts payable, and structuring, negotiating and consummating the business combination.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the liquidity issue and the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 1, 2024. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. We plan to either complete a business combination prior to the mandatory liquidation date or extend such date.

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

Results of Operations

Our entire activity from inception to December 31, 2023 was for our formation and operation costs prior and subsequent to the Initial Public Offering, including the search for a target for our initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the year ended December 31, 2023, we had net income of $1,272,511, which consisted of $2,766,283 in general and administrative expenses and $120,000 in administrative expenses-related party, offset by $4,158,794 in gain on investments (net), dividends and interest, held in the Trust Account.

For the year ended December 31, 2022, we had net income of $1,497,223, which consisted of $1,237,924 in general and administrative expenses and $120,000 in administrative expenses-related party, offset by $2,855,147 in gain on investments (net), dividends and interest, held in the Trust Account.

Contractual Obligations

Registration Rights

The holders of Founder Shares, Private Placement Shares, and Class A Ordinary Shares that may be issued upon conversion of Working Capital Loans were entitled to registration rights pursuant to the Founder Registration Rights Agreement. These holders were entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Administrative Services Agreement

On March 29, 2021, we entered into an administrative services agreement (the “Administrative Services Agreement”) with the Original Sponsor, pursuant to which, commencing on the date our securities were first listed on the New York Stock Exchange, we agreed to pay the Original Sponsor a total of $10,000 per month for office space, secretarial and administrative services. On March 31, 2023, pursuant to an assignment and assumption agreement, the Original Sponsor assigned the Administrative Services Agreement to the Sponsor. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees. During the years ended December 31, 2023 and 2022, we incurred $120,000 and $120,000 in expenses for these services, respectively, which are included in administrative expenses-related party on the accompanying statements of operations. No amount was due as of December 31, 2023 and 2022.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A Ordinary Shares subject to possible redemption (our Public Shares) in accordance with the guidance in ASC 480. Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 628,750 Private Placement Shares to the Original Sponsor. These Private Placement Shares were not transferable, assignable or salable until 30 days after the completion of our initial business combination. They were also considered non-redeemable and were presented as permanent equity in the Company’s balance sheets. On December 30, 2022, the Original Sponsor unconditionally and irrevocably forfeited all 628,750 Private Placement Shares to the Company for no value and the Company cancelled the Private Placement Shares effective as of the same date. Our Class A Ordinary Shares sold in the Initial Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and December 31, 2022, 4,191,330 and 21,437,500 Class A Ordinary Shares, respectively, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

Investments Held in the Trust Account

Our portfolio of investments was originally comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in gain on investments (net), dividends and interest, held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

In March 2023, we instructed the trustee of the Trust Account to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account until the earlier of the consummation of a business combination and the liquidation of the Company. The funds were still held in this account as of December 31, 2023.

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

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income is shared pro rata between the two classes of shares, which assumes a business combination as the most likely outcome. Net income per Ordinary Share is calculated by dividing net income by the weighted average number of Ordinary Shares outstanding for the respective period.

At December 31, 2023 and 2022, we did not have any dilutive securities and other contracts that could potentially be exercised or converted into Ordinary Shares and then share in our earnings. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the years ended December 31, 2023 and 2022. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Reference is made to Pages F-1 through F-22 comprising a portion of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d 15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2023.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.

This report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023, covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers, directors and director nominees are as follows:

Name	Age	Position
Thomas D. Hennessy	39	Director, Chairman, Chief Executive Officer
Nicholas Geeza	38	Chief Financial Officer
M. Joseph Beck	38	Director
Adam Blake	38	Director
Jack Leeney	38	Director
Gloria Fu	52	Director
Javier Saade	52	Director

Thomas D. Hennessy has served as Director, Chairman and Chief Executive Officer of TWOA since March 2023. He has served as a Managing Partner of Growth Strategies of Hennessy Capital Group, LLC, an alternative investment firm founded in 2013 that focuses on investing in industrial, infrastructure, real estate and sustainable technologies. He has served as a director of TortoiseEcofin Acquisition Corp. III (NYSE: TRTL), a special purpose acquisition company, since July 2023. Mr. Hennessy has served as Chief Executive Officer and Director of Compass Digital Acquisition Corp. (Nasdaq: CDAQ), a special purpose acquisition, since August 2023. Mr. Hennessy, in his role as director and/or officer, has successfully executed four SPAC business combinations, including (i) PropTech Acquisition Corporation’s business combination with Porch Group, Inc. (Nasdaq: PRCH) in December 2020; (ii) PropTech Investment Corporation II’s business combination with Appreciate Holdings, Inc. (Nasdaq: SFR) in November 2022; (iii) Jaguar Global Growth Corporation I’s business combination with Captivision Inc. (Nasdaq: CAPT) in November 2023; and (iv) 7GC & Co. Holdings Inc.’s business combination with Banzai International, Inc. (Nasdaq: BNZI) in December 2023. Since 2021, Mr. Hennessy has also invested in numerous privately-held companies in his capacity as Managing Partner of Hennessy Capital Growth Partners, a growth equity fund that serves as a strategic capital and growth partner to real estate technology and climate technology companies. Mr. Hennessy served from 2014 to 2019 as a Portfolio Manager of Abu Dhabi Investment Authority. Mr. Hennessy holds a B.A. degree from Georgetown University and an M.B.A. from the University of Chicago Booth School of Business. Mr. Hennessy is qualified to serve as a director of the Company due to his extensive experience with special purpose acquisition companies and his expertise in mergers and acquisitions.

Nicholas Geeza has served as the Chief Financial Officer of TWOA since April 2023. Mr. Geeza has served as Head of Business Development of Hennessy Capital Growth Strategies, an alternative investment company, since April 2023. Mr. Geeza has served as Enterprise Sales Director for Capital Preferences, Ltd., a wealth technology platform focused on using behavioral economics to reveal client preferences and drive increased assets under management for global enterprise financial institutions, since March 2022. Mr. Geeza has served as Chief Financial Officer of Compass Digital Acquisition Corp. (Nasdaq: CDAQ), a special purpose acquisition company, since August 2023. From November 2007 to March 2022, Mr. Geeza served as Senior Vice President in the Derivative Products Group at U.S. Bank National Association, where he was responsible for developing and servicing client relationships in the National Corporate Banking Technology, Automotive and Insurance divisions. During his tenure, Mr. Geeza assisted in the development and successful implementation of a dynamic hedging platform, advised on compliance with U.S. GAAP accounting requirements, and negotiated International Swaps and Derivatives Association, Dodd-Frank, and collateral management documentation. Prior to U.S. Bank, Mr. Geeza worked at JP Morgan Chase & Co. in New York. Mr. Geeza graduated cum laude with a B.S. from Georgetown University and earned an MBA from the University of Chicago Booth School of Business.

M. Joseph Beck has served as a member of the TWOA Board, a member of the audit committee, as chairperson of the compensation committee and a member of the nominating and corporate governance committee of TWOA since March 2023. Since August 2020, he has served as Co-Chief Executive Officer, Chief Financial Officer and Director of PropTech Investment Corporation II and subsequently a director of Porch Group, Inc. (Nasdaq: PRCH), which completed a business combination with PropTech Investment Corporation II in November 2022. Mr. Beck has served as an independent director of Compass Digital Acquisition Corp. (Nasdaq: CDAQ), a special purpose acquisition, since August 2023. From December 2020 to December 2023, he served as a director of 7GC & Co. Holdings Inc. (Nasdaq: VII), a special purpose acquisition company targeting the technology industry, which completed a business combination with Banzai International, Inc., a marketing technology company. From July 2019 to December 2020, he served as Co-Chief Executive Officer, Chief Financial Officer and director of PropTech Acquisition Corporation. Mr. Beck has served as a Managing Partner of Growth Strategies of Hennessy Capital Group LLC since July 2019. From February 2021 to November 2023, Mr. Beck served as a director of Jaguar Global Growth Corporation I, a special purpose acquisition company that completed its business combination with Captivision Inc. (Nasdaq: CAPT) in November 2023. From August 2012 to July 2019, Mr. Beck served as a Senior Investment Manager of ADIA. From July 2008 to August 2012, Mr. Beck served as an analyst in the Investment Banking Division of Goldman, Sachs & Co. Mr. Beck holds a B.A. degree from Yale University. Mr. Beck is qualified to serve as a director of TWOA due to his extensive experience with special purpose acquisition companies and his expertise in finance.

Adam Blake has served as a member of the TWOA Board, a member of the audit committee, a member of the compensation committee and chairperson of the nominating and corporate governance committee of TWOA since March 2023. Mr. Blake is an independent investor. He served as an independent director of PropTech Investment Corporation II from December 2020 until November 2022. In January 2017, Mr. Blake co-founded Zego Inc., a digital amenity and resident engagement platform for apartments, for which he served as the Chief Executive Officer until April 2019, when it was acquired by PayLease, a portfolio company of Vista Equity Partners. In October 2010, Mr. Blake founded Brightergy, an energy service and software company, for which he served as Chief Executive Officer until July 2016. Previously, Mr. Blake was a real estate investor and developer specializing in multi-family apartments and other types of real estate investments. Mr. Blake holds a B.B.A degree from Texas Christian University. Mr. Blake is qualified to serve as a director of TWOA due to his expertise in real estate investments.

Jack Leeney has served as a director of TWOA since March 2023. He served as Chairman and Chief Executive Officer of 7GC & Co. Holdings Inc. (Nasdaq: VII) from September 2020 to December 2023, which completed a business combination with Banzai International, Inc. (Nasdaq: BNZI) in December 2023, for which he has continued to serve as a director. He has served as a director of TortoiseEcofin Acquisition Corp. III (NYSE: TRTL), a special purpose acquisition company, since July 2023. He previously served as an independent director of PropTech Acquisition Corporation (Nasdaq: PTAC) from November 2019 to December 2022 and PropTech Investment Corporation II (Nasdaq: PTIC) from December 2020 to November 2022. Since 2016, Mr. Leeney has served as a Co-Founder and Managing Partner of 7GC & Co., a growth stage venture capital firm. Mr. Leeney led the firm’s investments in Cheddar (sold to Altice USA, May 2019), Capsule Corp., hims & hers (IPO, January 2021, NYSE: HIMS), Roofstock, The Mom Project, Reliance Jio, Because Market, Jackpocket, and Moonfare. He currently serves on the board of directors of The Mom Project and Because Market. Between April 2011 and December 2016, Mr. Leeney served on the boards of directors of Quantenna Communications, Inc. (Nasdaq: QTNA), DoAt Media Ltd. (Private), CinePapaya (acquired by Comcast), Joyent (acquired by Samsung), BOKU, Inc. (AIM: BOKU), Eventful (acquired by CBS) and Blueliv (Private). Previously, Mr. Leeney served as the Head of U.S. Investing for Telefonica Ventures between June 2012 and September 2016, the investment arm of Telefonica (NYSE: TEF), served as an investor at Hercules Capital (NYSE: HTGC) between May 2011 and June 2012 and began his career as a technology-focused investment banker at Morgan Stanley in 2007. Mr. Leeney holds a B.S. from Syracuse University. Mr. Leeney is well qualified to serve as a director due to his investment and advisory experience.

Gloria Fu has served as a member of the TWOA Board, chairperson of the audit committee, a member of the compensation committee and a member of the nominating and corporate governance committee of TWOA since April 2023. Ms. Fu currently serves on the board of directors and is a chair of the audit committee for Appreciate Holdings, Inc. (Nasdaq: SFR), which combined with PropTech Investment Corporation II (Nasdaq: PTIC) in November 2022. Gloria Fu previously served as an independent director of PTIC II beginning December 2020 and was a member of the audit and compensation committees. Ms. Fu is the East Coast Chapter Chair for the International Luxury Hotel Association, a leading trade association for luxury hospitality executives. Ms. Fu is also on the board of directors and member of the audit and development committees for Visions, a New York based non-profit sponsoring programs for the blind. Ms. Fu brings over 20 years of investment management expertise, most recently at JPMorgan Asset Management, Inc., where she served as a Managing Director and portfolio manager from February 2004 to April 2019. Ms. Fu’s broad base of expertise includes strategy, financial analysis, and shareholder-related issues. Ms. Fu is a subject matter expert in corporate governance issues. Ms. Fu was a founding member of JPMorgan Asset Management’s Proxy Committee for which she provided leadership and guidance on a broad range of topics including proxy contests, Say on Pay, and ESG. From March 2002 to February 2004, Ms. Fu was a Vice President at JPMorgan Securities and a sell-side equity research analyst focused on the gaming and lodging industries. Ms. Fu is a Chartered Financial Analyst and holds a Bachelor of Sciences in Hotel Administration and Masters in Hospitality Administration from Cornell University. Ms. Fu is qualified to serve as a director of TWOA due to her investment advisory and real estate expertise, particularly omnichannel retail and lodging.

Javier Saade has served as a member of the TWOA Board since January 2024. He has been a Venture Partner at Fenway Summer Ventures, a venture capital firm, since 2016, Founder and Managing Partner of Impact Master Holdings since 2019, and Operating Partner at Presidio Investors, a private equity firm, since 2023. He has been serving as Chairman of the Board of Directors of GP Funding, Inc., a private-equity backed financial services firm, since 2018. He served on the Board of Directors of SVF Investment Corp. (Nasdaq: SVFA) from January 2021 to March 2023 and on the Board of Directors of Porch Group (Nasdaq: PRCH) from December 2020 to March 2022. He also previously served on the Boards of Trustees of The Nature Conservancy, Pan American Development Foundation and Foundation for Puerto Rico and held seats on the Global Advisory Board of DocuSign, Inc. (Nasdaq: DOCU), Corporate Responsibility Board of Univision and Board of Advisors of Harvard’s Rock Center for Entrepreneurship. Previously, Mr. Saade was appointed by President Obama as Associate Administrator of the U.S. Small Business Administration and was its Chief of Investment and Innovation from 2013 to 2015. He also served on the Advisory Committee for Small and Emerging Companies at the U.S. Securities & Exchange Commission and on multiple White House councils working on economic policy. Prior to public service, he spent about 20 years in investing, operating and advisory roles at organizations that include McKinsey & Company, Booz Allen & Hamilton (NYSE: BAH), Bridgewater Associates, Abbott Laboratories (NYSE: ABT), GEM Group and Air America Media, a company he co-founded. He holds a B.S. in Industrial Management from Purdue University, an M.S. in Operations & Technology from the Illinois Institute of Technology and an M.B.A. from Harvard Business School, where he is currently an executive fellow. Mr. Saade is qualified to serve as a director of TWOA due to his extensive operating, entrepreneurial, strategy and governance experience with public and private companies, capital allocation and principal investing.

Number and Terms of Office of Officers and Directors

TWOA’s board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the Class I directors, consisting of Thomas D. Hennessy and Javier Saade, will expire at our annual general meeting in 2025. The term of office of the Class II directors, consisting of Jack Leeney and Gloria Fu, will expire at our annual general meeting in 2024. The term of office of the Class III directors, consisting of M. Joseph Beck and Adam Blake, will expire at our annual general meeting in 2026.

Holders of the Founder Shares will have the right to appoint and remove all of TWOA’s directors prior to consummation of the Business Combination and holders of the Public Shares will not have the right to vote on the appointment of directors during such time. Each of our directors will hold office for a three-year term. Incumbent directors will also have the ability to appoint additional directors or to appoint replacement directors in the event of a casual vacancy.

TWOA’s officers are appointed by the TWOA Board and serve at the discretion of the TWOA Board, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Current Charter as it deems appropriate. Our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by our board of directors.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of Jack Leeney, Gloria Fu, M. Joseph Beck, Adam Blake and Javier Saade are an “independent director” under applicable SEC and NYSE rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We established an audit committee of the board of directors. Gloria Fu, M. Joseph Beck and Adam Blake serve as members of our audit committee. Our board of directors has determined that each of our audit committee members is independent. Gloria Fu serves as the chairperson of the audit committee. Each member of the audit committee meets the financial literacy requirements of the NYSE and our board of directors has determined that Gloria Fu qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Nominating and Corporate Governance Committee

We established a nominating and corporate governance committee of our board of directors. The members of our nominating committee are Gloria Fu, M. Joseph Beck and Adam Blake, with Adam Blake serving as chairperson. Our board of directors has determined that each of Gloria Fu, M. Joseph Beck and Adam Blake is an independent director.

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

Compensation Committee

We have established a compensation committee of our board of directors. However, as we are not paying compensation to any employees, and have already determined director compensation, we do not expect that the compensation committee will meet for substantive compensation purposes prior to our initial business combination. The members of our compensation committee are Gloria Fu, M. Joseph Beck and Adam Blake. M. Joseph Beck serves as chairperson of the compensation committee. Our board of directors has determined that all of the directors on the compensation committee are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other advisor and will be directly responsible for the appointment, compensation and oversight of the work of any such advisor. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other advisor, the compensation committee will consider the independence of each such advisor, including the factors required by the NYSE and the SEC.

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

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	duty not to improperly fetter the exercise of future discretion;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the our Current Charter or alternatively by shareholder approval at general meetings.

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

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination.

Executive Officer and Director Compensation

We pay our Sponsor a total of $10,000 per month for office space, secretarial and administrative services. We pay Nicholas Geeza, our Chief Financial Officer, approximately $5,500 per month for his services prior to the consummation of our initial business combination. For the year ended December 31, 2023, we paid Mr. Geeza a total of $24,307 in cash compensation. Except as disclosed above, none of our executive officers or directors have received any cash compensation for services rendered to us. Our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential partner businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

After the completion of the Business Combination, directors or members of our management who remain may be paid consulting, management or other fees from Pubco. For a discussion of executive compensation arrangements after the Closing of the Business Combination, see the F-4.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our Current Charter provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our Current Charter. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

Item 11.	Executive Compensation

See “Item 10. Directors, Executive Officers and Corporate Governance - Executive Officer and Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Class A Ordinary Shares as of February 13, 2024 by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding Ordinary Shares; and

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 9,550,705 Ordinary Shares issued and outstanding (including 5,359,375 Founder Shares), as of February 13, 2024. Voting power represents the combined voting power of Class A Ordinary Shares and Class B Ordinary Shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A Ordinary Shares and the Class B Ordinary Shares vote together as a single class.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate Percentage
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	of Outstanding Ordinary Shares
Thomas D. Hennessy(2)	—	—	3,202,611	59.8%	33.5%
Nicholas Geeza	—	—	—	—	—
M. Joseph Beck	—	—	25,000	*	*
Adam Blake	—	—	25,000	*	*
Jack Leeney	—	—	25,000	*	*
Gloria Fu	—	—	30,000	*	*
Javier Saade	—	—	10,000	*	*
All TWOA directors and executive officers as a group (seven individuals)	—	—	3,317,611	61.9%	34.7%
Other 5% Shareholders
HC PropTech Partners III LLC	—	—	3,202,611	59.8%	33.5%
two sponsor(3)	—	—	1,906,764	35.6%	20.0%
Mizuho Financial Group, Inc.(4)	350,500	8.4%	—	—	3.7%
Picton Mahoney Asset Management(5)	390,200	9.3%	—	—	4.1%
Polar Asset Management Partners Inc.(6)	500,000	11.9%	—	—	5.2%
First Trust Merger Arbitrage Fund(7)	251,031	6.0%	—	—	2.6%

* Less than 1.0%.

(1) Unless otherwise noted, the business address of each of the following entities or individuals is c/o two, 195 US HWY 50, Suite 208, Zephyr Cove, NV 89448.

(2) Mr. Hennessy exercises voting and investment control over TWOA shares that are held by HC PropTech Partners III LLC.

(3) The business address of the reporting person is 900 Kearny Street Suite 610, the Presidio of San Francisco, San Francisco, CA 94133.

(4) According to the Schedule 13G filed by the reporting person on February 13, 2024, the business address of the reporting person is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

(5) According to the Schedule 13G filed by the reporting person on January 23, 2024, the business address of the reporting person is 33 Yonge St #830, Toronto, ON M5E 1G4.

(6) According to the Schedule 13G filed by the reporting person on February 9, 2024, Polar Asset Management Partners Inc. serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to the shares directly held by PMSMF. The business address of the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(7) According to the Schedule 13G jointly filed on February 14, 2024 by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”), (i) VARBX is a series of Investment Managers Series Trust II, (ii) FTCM provides investment advisory services to, among others, (a) series of Investment Managers Series Trust II, specifically VARBX and First Trust Multi Strategy Fund and (b) Highland Capital Management Institutional Fund II, LLC (collectively, the “Client Accounts”), (iii) FTCS is the control person of FTCM and (iv) Sub GP is the control person of FTCM. As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including Ordinary Shares of the Company) as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of the Company’s Ordinary Shares held in the Client Accounts. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of the Ordinary Shares reported herein. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

The Initial Shareholders and the Current Insiders collectively own 5,359,375 Founder Shares, or 56.1% of the outstanding TWOA Ordinary Shares. Because of this ownership block, our Initial Shareholders and the Current Insiders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our Current Charter and approval of significant corporate transactions including our initial business combination.

Our Sponsor and our management team have entered into an Insider Letter Agreement, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and any Public Shares purchased during or after our Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our Current Charter (A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by July 1, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares or pre-initial business combination activity. Further, our Sponsor and each member of our management team have agreed to vote their Founder Shares, Private Placement Shares and Public Shares purchased during or after our Initial Public Offering in favor of our initial business combination.

Our Sponsor is deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On January 21, 2021, the Original Sponsor paid $25,000, or approximately $0.004 per share, to cover expenses in consideration for 5,359,375 Founder Shares. Up to 750,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 8, 2021, the Original Sponsor transferred 25,000 Founder Shares to each of Michelle Gill, Ryan Petersen and Laura de Petra, and 30,000 Founder Shares to Pierre Lamond. Such shares will not be subject to forfeiture in the event the underwriter’s over-allotment is not exercised. The underwriters partially exercised their over-allotment option on April 13, 2021 and on April 19, 2021, the Original Sponsor surrendered 390,625 Founder Shares for no consideration resulting in 5,359,375 Founder Shares issued and outstanding with no shares subject to forfeiture. On March 31, 2023, 3,347,611 Founder Shares were purchased from the Original Sponsor by the Sponsor. An aggregate of 145,000 Founder Shares was transferred by the Sponsor to TWOA’s directors and advisors in August 2023 and January 2024.

The Initial Shareholders and the Sponsor have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial business combination, (x) if the closing price of Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their Ordinary Shares for cash, securities or other property.

Private Placement Shares

Simultaneously with the closing of the Initial Public Offering, TWOA consummated the Private Placement of 600,000 Private Placement Shares, at a price of $10.00 per Private Placement Share to the Original Sponsor, generating gross proceeds of approximately $6.0 million. If the over-allotment option was exercised, the Original Sponsor could have purchased an additional amount of up to 60,000 Private Placement Shares at a price of $10.00 per share. A portion of the proceeds from the Private Placement Shares was added to the proceeds from the Initial Public Offering held in the Trust Account. Simultaneously with the closing of the Over-Allotment on April 13, 2021, TWOA consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 28,750 Private Placement Shares by the Original Sponsor, generating gross proceeds to TWOA of $287,500. On December 30, 2022, the Sponsor unconditionally and irrevocably forfeited all 628,750 Private Placement Shares to TWOA for no value and TWOA cancelled the Private Placement Shares effective as of the same date.

Sponsor Loan

On January 21, 2021, the Original Sponsor agreed to loan TWOA up to $300,000 pursuant to the Pre-IPO Note. This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. TWOA borrowed approximately $81,000 under the Pre-IPO Note and repaid the Pre-IPO Note in full on April 5, 2021. No additional borrowing is available under the Pre-IPO Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Original Sponsor, the Sponsor, any of their affiliates, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (Working Capital Loans). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement shares at a price of $10.00 per share. On August 7, 2023, the Company issued the Working Capital Note to the Sponsor in an amount up to $1,500,000, of which approximately $668,000 had previously been advanced by the Sponsor. The Working Capital Note accrues no interest and is payable upon the consummation of the initial business combination or the date of the liquidation of the Company. As of December 31, 2023 and 2022, there was $1,500,000 and $0 advanced by the Sponsor or Original Sponsor under Working Capital Loans or the Working Capital Note, respectively. In addition, as of December 31, 2023 and 2022, there were $241,414 and $0 of due to related party advanced by the Sponsor to further support the Company’s working capital needs, respectively. On February 9, 2024, the Company amended and restated the Working Capital Note to increase the principal amount from $1,500,000 to $3,000,000.

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

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.20 per share, or $4.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per share, or approximately $7.0 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee was to become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

The underwriter partially exercised the over-allotment option and was entitled to an additional fee of approximately $755,000 (net of a required reimbursement from the underwriter), of which approximately $503,000 was for deferred underwriting commissions fees. On February 14, 2023, Citi waived any rights to receive the deferred underwriting commissions. and it has ceased its involvement in TWOA’s initial business combination.

Administrative Support Agreement

On March 29, 2021, the Company entered into that the Administrative Services Agreement with the Original Sponsor pursuant to which, commencing on the date the Company’s securities were first listed on the NYSE, the Company agreed to pay the Original Sponsor a total of $10,000 per month for office space, secretarial and administrative services. On March 31, 2023, pursuant to an assignment and assumption agreement, the Original Sponsor assigned the Administrative Services Agreement to the Sponsor. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the years ended December 31, 2023 and 2022, the Company incurred $120,000 and $120,000 in expenses for these services, respectively, which are included in administrative expenses-related party on the accompanying statements of operations. No amount was due as of December 31, 2023 and 2022.

Related Person Transaction Policy

A “related person transaction” is a transaction, arrangement or relationship in which TWOA or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:

●	any person who is, or at any time during the applicable period was, one of TWOA’s executive officers or one of TWOA’s directors;
●	any person who is known by TWOA to be the beneficial owner of more than 5% of TWOA’s voting shares;
●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother- in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of TWOA’s voting shares, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of TWOA’s voting shares; and
●	any firm, corporation or other entity in which any of the foregoing persons is a partner or principal, or in a similar position, or in which such person has a 10% or greater beneficial ownership interest.

Pursuant to TWOA’s audit committee charter, the audit committee is responsible for reviewing related party transactions.

Item 14.	Principal Accountant Fees and Services

The following is a summary of fees paid to WithumSmith+Brown, PC, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit for the years ended December 31, 2023 and 2022 financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2023 and 2022, including the services rendered in connection with our initial public offering, totaled $127,040 and $65,500, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the years ended December 31, 2023 and 2022 financial statements are not reported under “Audit Fees.” For the years ended December 31, 2023 and 2022, WithumSmith+Brown, PC did not render such services.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the years ended December 31, 2023 and 2022, WithumSmith+Brown, PC did not render such services.

All Other Fees. All other fees consist of fees billed for all other services. For the years ended December 31, 2023 and 2022, WithumSmith+Brown, PC did not render any of these other services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of August 15, 2023, by and among two, LatAm Logistic Properties S.A., and, by a joinder agreement, each of Logistic Properties of the Americas and Logistic Properties of the Americas Subco (incorporated by reference to Exhibit 2.1 to two’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2023).
3.1	Amended and Restated Memorandum and Articles of Association of two (incorporated by reference to Exhibit 3.1 to two’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2021).
3.2	Amendment to the Amended and Restated Memorandum and Articles of Association of two (incorporated by reference to Exhibit 3.1 to two’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2023).
3.3	Amendments to the Amended and Restated Memorandum and Articles of Association of two (incorporated by reference to Exhibit 3.1 to two’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2024).
4.1	Specimen Class A Ordinary Share Certificate of two (incorporated by reference to Exhibit 4.1 to two’s Registration Statement on Form S-1 (File No. 333-253802), filed with the Securities and Exchange Commission on March 17, 2021).
4.2*	Description of Securities.
10.1	Letter Agreement, dated March 29, 2021, among two, two sponsor and each of the executive officers and directors of two (incorporated by reference to Exhibit 10.1 to two’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2021).
10.2	Investment Management Trust Agreement, dated March 29, 2021, between two and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to two’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2021).
10.3	Registration Rights Agreement, dated March 29, 2021, among two, two sponsor and certain shareholders (incorporated by reference to Exhibit 10.3 to two’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2021).
10.4	Form of Indemnity Agreement of two (incorporated by reference to Exhibit 10.4 to two’s Registration Statement on Form S-1(File No. 333-253802), filed with the Securities and Exchange Commission on March 17, 2021).
10.5	Private Placement Shares Purchase Agreement, dated March 29, 2021, between two and the two sponsor (incorporated by reference to Exhibit 10.4 to two’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2021).
10.6	Administrative Services Agreement, dated March 29, 2021, between two and two sponsor (incorporated by reference to Exhibit 10.5 to two’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2021).
10.7	Voting Agreement, dated August 15, 2023, by and among two, LatAm Logistic Properties S.A., and JREP I Logistics Acquisition, L.P. (incorporated by reference to Exhibit 10.1 to two’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2023).
10.8	Lock-Up Agreement, dated August 15, 2023, by and among two, JREP I Logistics Acquisition, L.P., and, by a joinder agreement, Logistic Properties of the Americas (incorporated by reference to Exhibit 10.2 to two’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2023).
10.9	Amendment to Letter Agreement made and entered into as of August 15, 2023, by and among two, HC PropTech Partners III, LLC, two sponsor, and each of the shareholders of two listed on the signature pages thereto, and, by a joinder agreement, Logistic Properties of the Americas (incorporated by reference to Exhibit 10.3 to two’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2023).
10.10	Sponsor Letter Agreement, dated August 15, 2023, by and among HC PropTech Partners III, LLC, LatAm Logistic Properties S.A., and, by a joinder agreement, Logistic Properties of the Americas (incorporated by reference to Exhibit 10.4 to two’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2023).
10.11	Form of Non-Redemption Agreement, by and between two and two sponsor (incorporated by reference to Exhibit 10.1 to two’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2023).
10.12	Promissory Note, dated as of August 7, 2023, issued by two to HC PropTech Partners III, LLC (incorporated by reference to Exhibit 10.5 to two’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2023).
10.13	Promissory Note, dated as of December 29, 2023, issued by two to HC PropTech Partners III LLC(incorporated by reference to Exhibit 10.1 to two’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2024).
10.14*	Amended and Restated Promissory Note, dated as of February 9, 2024, issued by two to HC PropTech Partners III LLC.
14.1	Form of Code of Ethics and Business Conduct (incorporated by reference to two’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 2, 2021).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Executive Compensation Clawback Policy, effective November 30, 2023.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

Item 16.	Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of two:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of two (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by July 1, 2024 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

February 14, 2024

PCAOB ID Number 100

TWO

BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$57,569	$336,252
Prepaid expenses	4,499	86,399
Total current assets	62,068	422,651
Investments held in Trust Account	53,187,730	217,265,704
Total Assets	$53,249,798	$217,688,355

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$95,226	$1,991
Accrued expenses	1,299,147	608,096
Notes payable-related party	1,500,000	-
Advances from sponsor	241,414	-
Class A ordinary shares tendered for redemption, 808,683 shares at approximately $10.64 per share to be paid out of Trust Account (Note 1)	8,605,678	-
Total current liabilities	11,741,465	610,087
Deferred underwriting commissions	-	7,503,125
Total liabilities	11,741,465	8,113,212

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 4,191,330 and 21,437,500 shares at $10.61 and $10.13 per share at December 31, 2023 and 2022, respectively	44,482,052	217,165,704

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2023 and 2022	-	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued or outstanding (excluding 4,191,330 and 21,437,500 shares subject to possible redemption at December 31, 2023 and 2022, respectively)	-	-
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,359,375 shares issued and outstanding at December 31, 2023 and 2022	536	536

Additional paid-in capital	-	-
Accumulated deficit	(2,974,255)	(7,591,097)
Total shareholders’ deficit	(2,973,719)	(7,590,561)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$53,249,798	$217,688,355

The accompanying notes are an integral part of these financial statements.

TWO

STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2023	2022

General and administrative expenses	$2,766,283	$1,237,924
Administrative expenses-related party	120,000	120,000
Loss from operations	(2,886,283)	(1,357,924)
Gain on investments (net), dividends and interest, held in Trust Account	4,158,794	2,855,147
Net income	$1,272,511	$1,497,223
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	9,001,411	22,062,805
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.09	$0.05
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,359,375	5,359,375
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.09	$0.05

The accompanying notes are an integral part of these financial statements.

TWO

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Years Ended December 31, 2023 and 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	628,750	$63	5,359,375	$536	$-	$(6,297,679)	$(6,297,080)
Forfeiture of Class A private placement shares	(628,750)	(63)	-	-	63	-	-
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	(63)	(2,790,641)	(2,790,704)
Net income	-	-	-	-	-	1,497,223	1,497,223
Balance as of December 31, 2022	-	-	5,359,375	536	$-	(7,591,097)	(7,590,561)
Deferred underwriting fee waiver	-	-	-	-	-	7,503,125	7,503,125
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(4,158,794)	(4,158,794)
Net income	-	-	-	-	-	1,272,511	1,272,511
Balance as of December 31, 2023	-	$-	5,359,375	$536	$-	$(2,974,255)	$(2,973,719)

The accompanying notes are an integral part of these financial statements.

TWO

STATEMENTS OF CASH FLOWS

	2023	2022
Cash Flows from Operating Activities
Net income	$1,272,511	$1,497,223
Adjustments to reconcile net income to net cash used in operating activities:
Gain on investments (net), dividends and interest, held in Trust Account	(4,158,794)	(2,855,147)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	81,900	325,626
Accounts payable	93,235	(76,309)
Accrued expenses	691,051	546,497
Net cash used in operating activities	(2,020,097)	(562,110)

Cash Flows from Investing Activities
Trust Account withdrawal - redemption	168,236,768	-
Net cash provided by investing activities	168,236,768	-

Cash Flows from Financing Activities
Redemption of 16,437,487 Class A ordinary shares	(168,236,768)	-
Proceeds from notes payable - related party working capital loan	1,500,000	-
Proceeds from advances from sponsor	241,414	-
Offering costs paid, net of reimbursement from underwriter	-	(85,000)
Net cash used in financing activities	(166,495,354)	(85,000)

Net change in cash	(278,683)	(647,110)
Cash - beginning of year	336,252	983,362
Cash - end of year	$57,569	$336,252

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fees payable	$(7,503,125)	$-
Class A shares tendered for redemption	$8,605,678	$-

The accompanying notes are an integral part of these financial statements.

TWO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Note 1-Description of Organization and Business Operations

two (the “Company”) was incorporated as a Cayman Islands exempted company on January 15, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from investments in a trust account (“Trust Account”) derived from the proceeds of the Initial Public Offering.

The Company’s sponsor was originally two sponsor, a Cayman Islands exempted limited company (the “Original Sponsor”), until March 31, 2023 and has been HC PropTech Partners III LLC (the “New Sponsor”) since March 31, 2023. The registration statement for the Company’s Initial Public Offering was declared effective March 29, 2021. On April 1, 2021, the Company consummated its Initial Public Offering of 20,000,000 Class A ordinary shares (the “Public Shares”), at an offering price of $10.00 per Public Share, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $11.1 million (net of a required reimbursement from the underwriter), of which $7.0 million was for deferred underwriting commissions (see Note 5). The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional shares to cover over-allotments, if any, at $10.00 per share. The underwriter partially exercised the over-allotment option and on April 13, 2021, purchased an additional 1,437,500 Class A ordinary shares (the “Additional Shares”), generating gross proceeds of approximately $14.4 million (the “Over-Allotment”), and the Company incurred additional offering costs of approximately $755,000 (net of a required reimbursement from the underwriter), of which approximately $503,000 was for deferred underwriting fees.

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

Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, $214.4 million ($10.00 per share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and of the Private Placement Shares in the Private Placement were placed in the Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and were originally invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations and later moved to cash demand accounts, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

TWO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds were intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

TWO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Original Sponsor, the New Sponsor, and the Company’s officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination by July 1, 2024 (the “Combination Period”) or (B) with respect to any shareholders’ rights prior to the initial Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

The initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares and any Private Placement Shares they hold if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter agreed to waive their rights to its deferred underwriting commission (see Note 5) held in the Trust Account and such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In order to protect the amounts held in the Trust Account, the Original Sponsor and the New Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the New Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company seeks to reduce the possibility that the New Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

TWO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

In connection with the extraordinary general meeting of shareholders, on March 31, 2023, shareholders holding 16,437,487 Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $168.2 million (approximately $10.23 per share) was removed from the Trust Account to pay such holders and approximately $51.2 million remained in the Trust Account. Following the redemptions, the Company had 5,000,013 Class A ordinary shares outstanding.

On March 31, 2023, the Original Sponsor sold 4,854,375 Class B ordinary shares of the Company to the New Sponsor, which became the Company’s sponsor by assuming the rights and obligations of the Original Sponsor to the Company.

On August 15, 2023, the Company announced the execution of a definitive business combination agreement (the “Business Combination Agreement”) with LatAm Logistic Properties S.A., a company incorporated under the laws of Panama (together with its successors, “LLP”), by a joinder agreement, each of Logistic Properties of the Americas, a Cayman Islands exempted company (“Pubco”), and Logistic Properties of the Americas Subco, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco, and upon execution of a joinder agreement, LPA Panama Group Corp., a company incorporated under the laws of Panama to be a wholly-owned subsidiary of Pubco, for a proposed business combination among the parties (the “LLP Transaction”). Pursuant to the Business Combination Agreement, Pubco will become the parent company of each of the Company and LLP following the consummation of the LLP Transaction. The total consideration to be paid by Pubco to LLP’s shareholders at the closing of the LLP Transaction (the “Merger Consideration”) will be an amount equal to $286,000,000. The Merger Consideration will be payable in new Pubco ordinary shares, each valued at a price per share equal to ten U.S. dollars ($10.00). The Business Combination Agreement does not provide for any purchase price adjustments.

On December 29, 2023, the Company held its extraordinary general meeting in lieu of an annual general meeting of shareholders at which the shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a Business Combination from January 1, 2024 (the date which was 33 months from the closing date of the Company’s Initial Public Offering) to July 1, 2024 (the date which is 40 months from the closing date of the Initial Public Offering).

In connection with the extraordinary general meeting of shareholders, on December 29, 2023, shareholders holding 808,683 Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $8.6 million (approximately $10.64 per share) would be removed from the Trust Account to pay such holders. As of December 31, 2023, the withdrawal had not been incurred. Following the redemptions, the Company had 4,191,330 Class A ordinary shares outstanding.

On December 29, 2023, the Company issued a promissory note in the aggregate principal amount of up to $440,090 to the New Sponsor, pursuant to which the New Sponsor agreed to loan the Company up to $440,090 in connection with the extension of the Company’s termination date from January 1, 2024 to July 1, 2024. The Company has deposited $146,697 into the Company’s Trust Account for the first two months (commencing on January 2, 2024 through March 1, 2024) and will deposit $73,348 for each of the four subsequent calendar months (commencing on March 2, 2024 and on the 2nd day of each subsequent month) until July 1, 2024, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $440,090. The note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial Business Combination, and (b) the date of the liquidation of the Company.

TWO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Liquidity and Going Concern

As of December 31, 2023, the Company had $57,569 in its operating bank account and a working capital deficit of $3,073,719, excluding Class A ordinary shares tendered for redemption of $8,605,678.

The Company’s original liquidity needs have been satisfied through $25,000 paid by the Original Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $81,000 from the Original Sponsor pursuant to a promissory note for up to $300,000 (the “Pre-IPO Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.5 million (net of a required reimbursement from the underwriter). The Company borrowed approximately $81,000 under the Pre-IPO Note and repaid the Pre-IPO Note in full on April 5, 2021. No additional borrowing is available under the Pre-IPO Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Original Sponsor, the New Sponsor, any of their affiliates, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans (the “Working Capital Loans”). On August 7, 2023, the Company issued a promissory note to the New Sponsor in an amount up to $1,500,000 (the “Working Capital Note”), which amount had been fully advanced by the New Sponsor as of December 31, 2023. In addition, the New Sponsor advanced the Company $241,414 to further support the Company’s working capital needs during the year ended December 31, 2023. On February 9, 2024, the Company amended and restated the Working Capital Note to increase the principal amount from $1,500,000 to $3,000,000.

Management has determined that the Company may not have sufficient liquidity to meet its anticipated obligations through the earlier of its consummation of an initial Business Combination or its liquidation date. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that the liquidity issue, timing of the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 1, 2024. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company plans to either complete a Business Combination prior to the mandatory liquidation date or extend such date.

TWO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2023 and 2022.

TWO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Investments Held in the Trust Account

The Company’s portfolio of investments was originally comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in gain on investments (net), dividends and interest, held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

In March 2023, the Company instructed the trustee of the Trust Account to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account until the earlier of the consummation of a Business Combination and the liquidation of the Company. The funds were still held in this account as of December 31, 2023.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

TWO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. As part of the Private Placement, the Company issued 628,750 Private Placement Shares to the Original Sponsor. These Private Placement Shares were not transferable, assignable or salable until 30 days after the completion of the Company’s initial Business Combination. They were also considered non-redeemable and were presented as permanent equity in the Company’s balance sheets. On December 30, 2022, the Original Sponsor unconditionally and irrevocably forfeited all 628,750 Private Placement Shares to the Company for no value and the Company cancelled the Private Placement Shares effective as of the same date. The Company’s Class A ordinary shares sold in the Initial Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 4,191,330 and 21,437,500 Class A ordinary shares, respectively, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

TWO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Income Taxes

The Company follows accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company’s management has determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands’ federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income is shared pro rata between the two classes of shares, which assumes a Business Combination as the most likely outcome. Net income per ordinary share is calculated by dividing net income by the weighted average number of ordinary shares outstanding for the respective period.

As of December 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the years ended December 31, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

TWO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

Summary of Calculation of Basic and Diluted Net Income (Loss) Per Ordinary Share

	For The Years Ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$797,616	$474,895	$1,204,607	$292,616
Denominator:
Basic and diluted weighted average ordinary shares outstanding	9,001,411	5,359,375	22,062,805	5,359,375
Basic and diluted net income per ordinary share	$0.09	$0.09	$0.05	$0.05

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

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

TWO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Note 4-Related Party Transactions

Founder Shares

On January 21, 2021, the Original Sponsor paid $25,000, or approximately $0.004 per share, to cover expenses in consideration for 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). Up to 750,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 8, 2021, the Original Sponsor transferred 25,000 Founder Shares to each of Michelle Gill, Ryan Petersen and Laura de Petra, and 30,000 Founder Shares to Pierre Lamond. Such shares were subject to forfeiture in the event the underwriter’s over-allotment option was not exercised in full. The underwriter partially exercised its over-allotment option on April 13, 2021 and on April 19, 2021, the Original Sponsor surrendered 390,625 Founder Shares for no consideration resulting in 5,359,375 Founder Shares issued and outstanding with no shares subject to forfeiture. On March 31, 2023, 3,347,611 Founder Shares were purchased from the Original Sponsor by the New Sponsor, and 1,506,764 will be transferred upon the closing of the Business Combination pursuant to certain non-redemption agreements. An aggregate of 145,000 Founder Shares was transferred by the New Sponsor to the Company’s directors and advisors in August 2023 and January 2024.

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

TWO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Sponsor Loan

On January 21, 2021, the Original Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Pre-IPO Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $81,000 under the Pre-IPO Note and repaid the Pre-IPO Note in full on April 5, 2021. No additional borrowing is available under the Pre-IPO Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Original Sponsor, the New Sponsor, any of their affiliates, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement shares at a price of $10.00 per share. On August 7, 2023, the Company issued the Working Capital Note to the New Sponsor in an amount up to $1,500,000, of which approximately $668,000 had previously been advanced by the New Sponsor. The Working Capital Note accrues no interest and is payable upon the consummation of the initial Business Combination or the date of the liquidation of the Company. As of December 31, 2023 and 2022, there were amounts of $1,500,000 and $0 advanced by the New Sponsor or Original Sponsor under Working Capital Loans or the Working Capital Note, respectively. In addition, as of December 31, 2023 and 2022, there were $241,414 and $0 of due to related party advanced by the New Sponsor to further support the Company’s working capital needs, respectively. On February 9, 2024, the Company amended and restated the Working Capital Note to increase the principal amount from $1,500,000 to $3,000,000.

Administrative Services Agreement

On March 29, 2021, the Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Original Sponsor pursuant to which, commencing on the date the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Original Sponsor a total of $10,000 per month for office space, secretarial and administrative services. On March 31, 2023, pursuant to an assignment and assumption agreement, the Original Sponsor assigned the Administrative Services Agreement to the New Sponsor. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2023, the Company incurred $120,000 in expenses for these services, which are included in general and administrative expenses on the accompanying statement of operations. No amount was due as of December 31, 2023 and 2022.

TWO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

On February 14, 2023, the representative of the underwriter executed a waiver agreement to forfeit any rights or claims it has, or may in the future have, to the deferred underwriting commissions. The Company reduced the deferred underwriting fee payable on the accompanying balance sheets by the full amount of $7,503,125 which was charged directly to accumulated deficit in the statement of changes in shareholders’ deficit.

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

TWO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

On March 31, 2023, shareholders holding 16,437,487 Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $168.2 million (approximately $10.23 per share) was removed from the Trust Account to pay such holders and approximately $51.2 million remained in the Trust Account. Following the redemptions, the Company had 5,000,013 Class A ordinary shares outstanding.

On December 29, 2023, shareholders holding 808,683 Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. Following the redemptions, the Company has 4,191,330 Class A ordinary shares outstanding.

Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled on the following table:

Summary of Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to possible redemption, December 31, 2022	$217,165,704
Class A ordinary shares redeemed as of December 31, 2023	(168,236,768)
Class A ordinary shares tendered for redemption as of December 31, 2023	(8,605,678)
Plus:
Waiver of Class A ordinary shares issuance costs	7,503,125
Less:
Change in redemption value of Class A ordinary shares subject to possible redemption amount	(3,344,331)
Class A ordinary shares subject to possible redemption, December 31, 2023	$44,482,052

Note 7-Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 4,191,330 and 21,437,500 Class A ordinary shares outstanding, respectively, all of which shares were subject to possible redemption and have been classified as temporary equity, respectively (see Note 6).

TWO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Class B Ordinary Shares - The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On January 21, 2021, 5,750,000 Class B ordinary shares were issued to the Company’s Original Sponsor. Of the 5,750,000 Class B ordinary shares, an aggregate of up to 750,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares) after the Initial Public Offering. The underwriter partially exercised its over-allotment option on April 13, 2021, 390,625 Class B ordinary shares were forfeited for no consideration resulting in 5,359,375 Class B ordinary shares issued and outstanding with no shares subject to forfeiture. On March 31, 2023, 3,347,611 Class B ordinary shares were purchased from the Original Sponsor by the New Sponsor, and 1,506,764 Class B ordinary shares will be transferred upon the closing of the Business Combination pursuant to certain non-redemption agreements. An aggregate of 145,000 Founder Shares was transferred by the New Sponsor to the Company’s directors and advisors in August 2023 and January 2024.

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

Note 8-Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Summary of Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

December 31, 2023

	Quoted	Significant	Significant
	Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account:
Demand Deposit Account	$53,187,730	$—	$—

TWO

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

December 31, 2022

	Quoted	Significant	Significant
	Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account:
U.S. Treasury Securities (1)	$217,262,118	$—	$—

(1)	Excludes $3,586 of cash balance held within the Trust Account.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the years ended December 31, 2023 and 2022.

Level 1 assets include investments in Treasury Bills, treasury backed money market funds, and demand deposit accounts. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 9-Subsequent Events

Management has evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, other than events disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 9, 2024, a total of $8,605,678 was withdrawn from the Company’s Trust Account on a pro rata basis as a result of 808,683 Public Shares being exercised during the redemption event in December 2023. Following redemptions, the Company has 4,191,330 Public Shares outstanding and the balance of the Trust Account was approximately $44.6 million.

On January 10, 2024, the Board of Directors of the Company appointed Javier Saade as a Class I director, effective immediately. Mr. Saade qualifies as an independent director and his term of office will expire at the Company’s annual general meeting in 2025. In connection with the appointment, 10,000 Founder Shares were transferred by the New Sponsor to Mr. Saade on January 10, 2024.

On January 11, 2024, $146,697 was drawn on the promissory note that was issued on December 29, 2023. On February 14, 2024, an additional $73,348 was drawn on the promissory note.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2024	two

	By:	/s/ Thomas D. Hennessy
	Name:	Thomas D. Hennessy
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Thomas D. Hennessy	Director, Chairman, Chief Executive Officer	February 14, 2024
Thomas D. Hennessy	(Principal Executive Officer)

/s/ Nicholas Geeza	Chief Financial Officer	February 14, 2024
Nicholas Geeza	(Principal Financial and Accounting Officer)

/s/ M. Joseph Beck	Director	February 14, 2024
M. Joseph Beck

/s/ Adam Blake	Director	February 14, 2024
Adam Blake

/s/ Jack Leeney	Director	February 14, 2024
Jack Leeney

/s/ Gloria Fu	Director	February 14, 2024
Gloria Fu

/s/ Javier Saade	Director	February 14, 2024
Javier Saade

47